Form 10-K
period 2019-06-30
MEREDITH CORP
filed 2019-09-13
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

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
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No
The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2018, (the last business day of the most recently completed second fiscal quarter) was approximately $2.0 billion based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at August 31, 2019
Common shares	40,136,445
Class B shares	5,093,245
Total common and Class B shares	45,229,690

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 2019, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	2
	Local Media	6
	Executive Officers of the Company	10
	Employees	10
	Other	11
	Available Information	11
	Forward-Looking Statements	11
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

	Part II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and
	Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	132
Item 9A.	Controls and Procedures	132
Item 9B.	Other Information	134

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	135
Item 11.	Executive Compensation	135
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	135
Item 13.	Certain Relationships and Related Transactions and Director Independence	136
Item 14.	Principal Accounting Fees and Services	136

	Part IV
Item 15.	Exhibits, Financial Statement Schedules	137
Item 16.	Form 10-K Summary	141
Signatures		142

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation has been committed to service journalism since its inception in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes & Gardens. The Company entered the television broadcasting business in 1948. On January 31, 2018, Meredith completed its acquisition of Time Inc. (Time), which is now a wholly-owned subsidiary of Meredith.

Meredith uses multiple media platforms—including print, digital, mobile, video, and broadcast television—to provide consumers with content they desire and to deliver the messages of our advertising and marketing partners. Nationally, Meredith serves over 180 million unduplicated American consumers and has a readership of 107 million, paid circulation of more than 40 million, and over 150 million monthly unique visitors. Meredith’s broadcast television stations reach 11 percent of United States (U.S.) households.

The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: national media and local media. Our national media segment includes leading national consumer media brands delivered via multiple media platforms including print magazines, digital and mobile media, brand licensing activities, database-related activities, affinity marketing, and business-to-business marketing products and services. Our focus is on the entertainment, food, lifestyle, parenting, and home categories, which include titles such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Southern Living, and Martha Stewart Living among others. In addition to subscription magazines, in fiscal 2019 we published over 300 special interest publications. Most of our brands are also available as digital editions on one or more of the major digital newsstands and on major tablet devices. The national media segment’s extensive digital presence consists of more than 60 websites and applications (apps). The national media segment also includes brand licensing activities, affinity marketing, third-party marketing, a large consumer database, and other related operations.

Our local media segment consists of 17 television stations located across the U.S. concentrated in fast growing markets with related digital and mobile media assets. The television stations include seven CBS affiliates, five FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, one ABC affiliate, and two independent stations. Local media’s digital presence includes 12 websites, 12 mobile-optimized websites, and approximately 30 apps focused on news, sports, and weather-related information. In addition, the local media segment sells geographic and demographic-targeted advertising programs to third parties.

Financial information about industry segments can be found in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8-Financial Statements and Supplementary Data under Note 18.

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

BUSINESS DEVELOPMENTS

In July 2017, we sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center. In September 2018, the Company sold its remaining 30 percent interest in Charleston Tennis LLC.

In July 2018, Real Simple launched the Real Simple Shop, an online shopping site that builds on the brand's digital and licensing momentum. The Real Simple Shop is an e-commerce destination where consumers can purchase a range of Real Simple branded products, in addition to hundreds of curated items for every aspect of the home life-decorating, cleaning and organizing, cooking, skincare and fashion, and more. Additionally, the shop is filled with expert buying guides to help readers make the best buying decisions possible.

In September 2018, the Company announced plans to merge Cooking Light magazine with EatingWell to create the largest high-frequency subscription magazine in the epicurean category under the EatingWell brand. The new and enhanced EatingWell launched with the January/February 2019 issue with a circulation rate base of 1.775 million.

On October 31, 2018, the Company closed on the sale of the TIME media brand and on December 21, 2018, the Company closed on the sale of the Fortune media brand. As part of these transactions, Meredith provided short-term business continuity services to the buyers and entered into multi-year agreements to provide services such as consumer marketing, subscription fulfillment, paper purchasing, and printing.

On February 28, 2019, Meredith acquired 100 percent of the membership interests in Linfield Media, LLC, a marketing business focused on online savings and deals.

In March 2019, Meredith was a key partner in the launch of Apple News+, a new digital subscription service that offers 30 Meredith magazines among more than 300 popular titles, leading newspapers, and digital publishers.

In May 2019, the Company completed the first step of a two-step transaction to sell our Sports Illustrated (SI) business. At the time of the first closing, we transferred title to the SI brand. Simultaneously, we entered into an agreement to license back rights under the SI brand to continue publishing activities associated with SI. The second step of the transaction to complete the sale of the SI brand is expected to close in the first quarter of fiscal 2020.

During fiscal 2019, Meredith debuted redesigns of several of our subscription magazines. The September 2018 issue of Family Circle featured a new logo, updated cover design, photography that captures real life, and a new content structure. The January/February 2019 issue of Health Magazine marked the debut of an updated design with a cleaner look and bolder typography.

Meredith and Fear Free, LLC, a veterinary, pet professional, and pet owner education company, have come together to introduce Happy Paws magazine, a guide to your dog and cat's best life. The first issue debuted in April 2019.

DESCRIPTION OF BUSINESS

National Media

National media contributed 73 percent of Meredith’s consolidated revenues and 31 percent of the combined operating profit from national media and local media operations in fiscal 2019. Better Homes & Gardens and People, our flagship brands, together account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major subscription magazine titles as of June 30, 2019, is as follows:

Title	Related Websites	Description	Frequency per Year	Year-end Rate Base	[1]

Better Homes & Gardens	BHG.com	Women’s service	12	7,600,000
Family Circle	FamilyCircle.com	Women’s service	12	4,000,000
People	People.com PeopleenEspanol.com	Celebrity	53	3,400,000
Southern Living	SouthernLiving.com	Travel and lifestyle	12	2,800,000
Shape	Shape.com Fitnessmagazine.com	Women’s lifestyle	10	2,500,000
Parents	Parents.com	Parenting	12	2,200,000
Martha Stewart Living	MarthaStewart.com MarthaStewartWeddings.com	Women’s service	10	2,050,000
Real Simple	RealSimple.com	Women’s service	12	1,975,000
EatingWell	EatingWell.com CookingLight.com	Food	8	1,775,000
Rachel Ray Every Day	RachaelRayMag.com	Women’s lifestyle and food	10	1,700,000
InStyle	InStyle.com	Women’s lifestyle	13	1,700,000
Entertainment Weekly	EW.com	Entertainment	39 [2]	1,500,000
Allrecipes	AllRecipes.com	Food	6	1,400,000
Health	Health.com	Women’s lifestyle	10	1,350,000
The Magnolia Journal	n/a	Women’s lifestyle	4	1,200,000
Midwest Living	MidwestLiving.com	Travel and lifestyle	6	950,000
Travel + Leisure	TravelandLeisure.com	Travel and lifestyle	12	950,000
Food & Wine	FoodandWine.com	Food	12	925,000
Traditional Home	TraditionalHome.com	Home decorating	8	850,000
Diabetic Living	DiabeticLivingOnline.com	Food and lifestyle	4	500,000
Successful Farming	Agriculture.com	Farming business	13	390,000

n/a	Not applicable as The Magnolia Journal does not have a Meredith-owned related website.
1
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company’s titles, is tracked by the Alliance for Audited Media, which issues periodic statements for audited magazines.

2
In June 2019, the Company announced that Entertainment Weekly will transition to a monthly magazine. The magazine will continue to produce special interest magazines to coincide with big entertainment industry moments.

In addition to these major magazine titles, we published over 300 special interest publications under approximately 80 brands in fiscal 2019. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of special interest publication subscriptions are also sold.

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

Magazine Circulation—Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the internet, and other means are Meredith’s largest source of circulation revenues. Revenue per subscription and related expenses can vary significantly by source. The majority of subscription magazines are also sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

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

Digital and Mobile Media
We have 31 of our titles available as digital editions, with an audience of approximately 1.85 million. Digital subscriptions and single copy sales collectively represent 4.5 percent of our total rate base.

National media’s more than 60 websites provide ideas and inspiration. These branded websites focus on the topics that women care about most—celebrity, entertainment, food, home, entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Our Allrecipes brand has 3 omni-channel sites serving 4 countries in 2 languages, one app across multiple platforms, and one Skill for Amazon Alexa. Fiscal 2019 digital traffic across our various platforms averaged more than 150 million unique monthly visitors. Our brands have a strong social networking presence as well. In fiscal 2019, national media reached 94 million Facebook fans, 55 million Twitter followers, 40 million Instagram followers, over 12 million Pinterest followers, and nearly 8 million YouTube subscribers.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, and ancillary products and services.

Affinity Marketing—Synapse Group, Inc., a wholly-owned subsidiary of Meredith, is an affinity marketing company that partners with publishers, brick and mortar retailers, digital partners, airline frequent flier programs, and customer service and direct response call centers. It is a major marketer of magazine subscriptions in the U.S. Building on its continuity marketing expertise, Synapse has diversified its business to also market other products and services. For example, Synapse manages several branded continuity membership programs and is developing continuity programs for product partners.

Brand Licensing—Meredith Brand Licensing generates revenue through multiple long-term trademark licensing agreements with retailers, manufacturers, publishers, and service providers. Our licensing programs extend the reach of Meredith brands into additional consumer channels in the U.S. and abroad. Currently the world’s second largest global licensor, Meredith has direct-to-retail partnerships with leading companies including Better Homes &

Gardens at Walmart, Southern Living at Dillard’s, Real Simple at Bed Bath & Beyond and TJ Maxx, and InStyle-branded hair salons at more than 275 JC Penney stores.

Our largest partnership is Better Homes & Gardens-branded products sold at Walmart stores in the U.S. and at Walmart.com. The brand is represented by more than 3,000 products across multiple categories in the home décor, outdoor living, and garden space. Meredith also has a long-term agreement to license the Better Homes & Gardens brand to Realogy Corporation, which is entering its 11th year as a residential real estate franchise system operating as Better Homes and Gardens Real Estate, LLC. The real estate network now includes more than 350 offices and more than 12,000 real estate professionals across the U.S., Canada, Bahamas, Jamaica, and Australia. Also, in the real estate sector, the Southern Living and Coastal Living brands include networks for 23 Hotel Collection members, 20 inspired residential communities, and more than 45 interior design professionals.

The EatingWell branded line of healthy frozen foods entrées manufactured and distributed by Bellisio Foods Inc. includes up to 12 frozen entrées and 2 breakfast items to select from at more than 17,000 regional and national grocery locations.

Other licensing agreements include the Southern Living Plant Collection at Home Depot, Lowes, and more than 5,000 independent garden centers; Southern Living and Real Simple with 1800 FLOWERS; plus sunglasses designed for women under the Shape brand through a partnership with FGX International.

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

Production and Delivery
Paper, printing, and postage costs accounted for 20 percent of the national media segment’s fiscal 2019 operating expenses. Coated and supercalendered publication paper is the major raw material essential to the national media segment. We directly purchase all the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2019, average paper prices increased 10 percent. Paper prices decreased 1 percent in fiscal 2018 and decreased 5 percent in fiscal 2017. Management anticipates slight decreases in paper prices in fiscal 2020.

Meredith has multi-year printing contracts with two major domestic printers for the printing of our magazines.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for over 80 percent of Meredith’s postage costs, while other mail items—direct mail, replies, and bills—account for nearly 20 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. In general, postage rate changes are capped by law at the rate of inflation as measured by the Consumer Price Index. The most recent rate change was an increase of approximately 2.5 percent effective January 2019. Except for fiscal 2016, postage prices have risen in each of Meredith’s last five fiscal years. In fiscal 2016, we saw a rare reduction in postage prices due to a roll-back of the temporary 4.3 percent exigent increase implemented in January 2014. While we expect postage prices to again increase in January 2020, an ongoing legislatively mandated review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate setting regime. The impact of any such change could be effective as early as the first quarter of calendar 2020. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases. We cannot, however, predict future changes in the postal rates or the impact they will have on our national media business.
Subscription fulfillment services for Meredith's national media brands are provided by third parties. National magazine newsstand distribution services are also provided by third parties through multi-year agreements.

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

Local Media

Local media contributed 27 percent of Meredith’s consolidated revenues and 69 percent of the combined operating profit from national media and local media operations in fiscal 2019. Information about the Company’s television stations at June 30, 2019, is as follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	10	CBS	cbs46.com	August 2020	46	April 2021	5.0%
Atlanta, GA

WPCH-TV	10	Independent	n/a	n/a	17	April 2021	1.0%
Atlanta, GA

KPHO-TV	12	CBS	azfamily.com	August 2020	5	October 2022	6.4%
Phoenix, AZ

KTVK	12	Independent	azfamily.com	n/a	3	October 2022	4.2%
Phoenix, AZ

KMOV	21	CBS	kmov.com	June 2020	4	February 2022	11.8%
St. Louis, MO

KPTV	22	FOX	kptv.com	July 2022	12	February 2023	6.6%
Portland, OR

KPDX	22	MyNetworkTV	n/a	September 2020	49	February 2023	1.9%
Portland, OR

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]
WSMV-TV	27	NBC	wsmv.com	December 2021	4	August 2021	6.7%
Nashville, TN

KCTV	32	CBS	kctv5.com	August 2020	5	February 2022	10.0%
Kansas City, MO

KSMO-TV	32	MyNetworkTV	n/a	September 2020	62	February 2022	0.7%
Kansas City, MO

WFSB	33	CBS	wfsb.com	June 2020	3	April 2023	10.8%
Hartford, CT
New Haven, CT

WHNS	38	FOX	foxcarolina.com	July 2022	21	December 2020	3.6%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	39	FOX	fox5vegas.com	July 2022	5	October 2022	5.2%
Las Vegas, NV

WALA-TV	58	FOX	fox10tv.com	July 2022	10	April 2021	6.4%
Mobile, AL
Pensacola, FL

WNEM-TV	65	CBS	wnem.com	August 2020	5	October 2021	13.1%
Flint, MI
Saginaw, MI
Bay City, MI

WGGB-TV	108	ABC	westernmassnews.com	December 2019	40	April 2023	6.7%
Springfield, MA		FOX		July 2022	40.2		2.7%
Holyoke, MA

WSHM-LD	108	CBS	westernmassnews.com	June 2020	3	April 2023	4.6%
Springfield, MA
Holyoke, MA

n/a Not applicable
[1] Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2018-2019 DMA ranking.
[2] Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2018, February 2019, and May 2019 measurement periods.

Operations
The principal sources of the local media segment’s revenues are: 1) retransmission of our television signals by cable, satellite, telecommunications, and over-the-top service providers; 2) local non-political advertising focusing on the immediate geographic area of the stations; 3) national non-political advertising; 4) political advertising which is cyclical with peaks occurring in our odd numbered fiscal years (e.g., fiscal 2017, fiscal 2019) and particularly in our second fiscal quarter of those fiscal years; 5) geographic and demographic-targeted digital and print advertising programs sold to third parties; and 6) digital advertising on the stations’ websites, mobile-optimized websites, and apps.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of media competitors, including in-market broadcasters, and audience ratings and demographics. Generally, the larger a station’s audience in any particular daypart or program, the higher the advertising rates it can command. As supply and demand fluctuate in the market, so do a station’s advertising rates. Most national advertising is sold by independent representative firms while local/regional advertising is sold by the sales staff at each station.

Typically 40 to 50 percent of a market’s television advertising revenue is generated during local newscasts. Stations are continually working to increase the number of newscasts and additionally grow their news ratings which in turn increase advertising revenues.

Meredith’s 16 national network affiliations at our television stations also influence advertising rates. A network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs and receives programming fees from the station.

Retransmission consent revenue is generated from cable, satellite, telecommunications, and over-the-top service providers who pay Meredith for access to our television station signals so that they may retransmit our signals and charge their subscribers for this programming. These fees increased in each of the last three fiscal years primarily due to renegotiations of expiring contracts and negotiated rate increases on existing contracts effective during the year.

Programming fees paid to the networks are, in essence, a portion of those retransmission consent fees. Programming fees paid to the networks increased significantly in fiscal 2019 and 2018 due to renegotiations of expired contracts.

Stations sometimes also pay networks for certain programming and services such as marquee sports (professional football, college basketball, and Olympics) and news services. While Meredith’s relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Most of our stations are broadcasting one or more additional programming streams on their digital channels: two of our markets have MyNetworkTV, nine carry COZI TV, six broadcast the Escape network, three air the Bounce network, and four air the LAFF network.

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

Local media’s operations also include MNI Targeted Media (MNI). Through MNI, we provide clients with a single point of contact for a range of targeted digital and print advertising programs primarily on a local and regional level. Digital products include programmatic offerings and custom display advertising on local and national websites. Print products include customized geographic and demographic-targeted advertising programs in approximately 35 top U.S. magazines, including our own national media magazines and those of other leading magazine publishers.

Competition
Meredith’s television stations compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, and cable/satellite systems. The stations further compete against these media competitors’ and other local and national digital and mobile media properties. Other mass media providers, such as newspapers, outdoor, local magazines, direct mail and their related websites and apps, are also competitors. Advertisers compare audience viewership/consumption, market share, audience demographics, and advertising rates, whether local, network, or syndicated, when making advertising decisions.

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

The FCC proposed a plan, called the National Broadband Plan, to increase the amount of spectrum available in the U.S. for wireless broadband use. In furtherance of the National Broadband Plan, Congress authorized the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the law, the FCC was permitted to hold one reverse auction and a follow-up auction for the newly freed spectrum. The FCC completed both auctions in calendar 2017.

Even if a television licensee did not participate in the reverse auction, the results of the auction could materially impact a station’s operations. The FCC has the authority to force a television station to change channels and/or modify its coverage area to allow the FCC to rededicate certain channels within the television band for wireless broadband use. Following the incentive auction period, the FCC released a list of television stations that must change their facilities as part of this “repacking” process. Several of our stations are among the hundreds of stations selected for repacking of the television band. All of our stations selected for repacking have moved or are expected to move and commence operations on their new channels on or before the FCC’s deadline. The FCC will reimburse us for certain repacking expenses subject to an overall industry cap on the reimbursed expenses of all repacked television stations and certain other entities. We cannot predict whether we will receive full reimbursement for our repacking expenses or how this process will ultimately affect the Company or our television stations.

In addition to the National Broadband Plan, Congress, certain States, and the FCC have under consideration, and in the future may adopt, new laws, regulations, and policies regarding a wide variety of other matters that also could affect, directly or indirectly, the operation, ownership transferability, and profitability of the Company’s broadcast stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these could include spectrum usage fees, regulation of political advertising rates, restrictions on the advertising of certain products (such as pharmaceuticals, alcoholic beverages, or gambling), program content restrictions, and ownership rule changes.

Other matters that could potentially affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recording devices and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and internet-delivered video programming services. For example, the FCC approved a proposal to allow the voluntary transition of television broadcasters to ATSC 3.0, known as Next Generation Television. We cannot predict whether or how this process will ultimately affect the Company or our television stations.

Large mass communication transactions have also increased the scrutiny of federal and state antitrust enforcement on the mass communications industry. The Company, along with other major broadcasters, is subject to a Consent Decree with the U.S. Department of Justice entered in 2019 restricting the exchange of pacing and other information between stations. In entering the Consent Decree, the Company did not admit liability and was not required to pay any fine or other penalty. We cannot predict whether or how this Consent Decree will ultimately affect the broadcast industry, the Company, or our television stations.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one-year terms each November. The current executive officers of the Company are:

Thomas H. Harty—President and Chief Executive Officer (2018 - present) and a director of the Company since 2017. Formerly President and Chief Operating Officer (2016 - 2018) and President, National Media Group (2010 - 2016). Age 56.

Patrick J. McCreery—President, Local Media Group (2018 - present). Formerly Local Media Group Executive Vice President (2018), Vice President of News and Marketing (2014 - 2018), and Vice President and General Manager, KPTV/KPDX (2008 - 2014). Age 48.

Joseph H. Ceryanec—Chief Financial Officer (2008 - present). Age 58.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 60.

EMPLOYEES

As of June 30, 2019, the Company had approximately 5,560 full-time and 110 part-time employees, of whom approximately 5,250 were located in the United States, approximately 400 in India, and approximately 20 in other locations throughout Europe and Asia. Only a small percentage of our workforce is unionized. We have various arrangements with our international employees that we believe to be customary for multinational corporations. We have had no strikes or work stoppages during the last five years and consider relations with our employees to be good.

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

AVAILABLE INFORMATION

The Company’s corporate website is meredith.com. The content of our website is not incorporated by reference into this Form 10-K. Meredith makes available free of charge through our website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the United States Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed with or furnished to the SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC's website is www.sec.gov. Meredith also makes available on our website our corporate governance information including charters of all of our Board Committees, our Corporate Governance Guidelines, our Code of Ethics, and our Bylaws. Copies of such documents are also available free of charge upon written request.

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

Risks Relating to the Acquisition of Time

We identified material weaknesses in our internal control over financial reporting. As described in Item 9A - Controls and Procedures of this report, during fiscal 2019 the Company determined that deficiencies existed in the Company’s internal control over financial reporting. As a result of these deficiencies, management concluded that we had material weaknesses in our internal control over financial reporting as of June 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements. There can be no assurance that other material weaknesses will not arise in the future. The development of new material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us. In addition, even though we have strengthened our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our consolidated financial statements or our periodic reports filed with the SEC.

The Company’s acquisitions, including our recent acquisition of Time, subject us to various risks and may not result in all the cost savings and benefits anticipated, which could adversely affect our financial conditions and results of operations. In January 2018, we completed our acquisition of Time. Since that time, we have performed system conversions and integration procedures. The Company expects to deliver $565 million of net annual cost synergies as a result of the integration with approximately $135 million expected to be realized upon the conclusion of the integration process in the next fiscal year. Even if the operations are integrated successfully, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all, as they are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. As a result, we cannot provide any assurance that the acquisition of Time will result in the realization of the full benefits that we anticipate.

Significant costs associated with the acquisition have been and will continue to be incurred. We have incurred and continue to incur substantial expenses as we complete the integration of Time including expenses in connection with coordinating the businesses, operations, policies, and procedures. These expenses include expenses associated with achieving synergies, indebtedness that we incurred as of result of the acquisition, unexpected delays and challenges of the integration, additional investment costs to grow the business, and employee related expenses for those employees retained longer than anticipated to complete the final integration. While we have assumed that a certain level of integration expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Our business could be adversely impacted by the proposed divestiture of our non-core media assets. As of June 30, 2019, the acquired assets and liabilities from the Time acquisition related to FanSided and Viant

Technology remain unsold. Significant time and expenses have been and will be incurred to divest these non-core media assets which may adversely affect operations as dispositions may require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities. While we continue to actively market these non-core media assets, we may not receive an acceptable offer, or we may not be able to negotiate an acceptable definitive agreement or consummate a sale transaction in a timely manner or at all. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting our non-core media assets.

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

Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business, and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations, or we may be unable to borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt, or to fund our other liquidity needs. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances, or negotiations with our lenders to restructure the applicable debt. The terms of our debt agreements and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.

Our indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly or could prevent us from taking advantage of lower rates. A portion of our indebtedness consists of term loans and revolving credit facility borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable-rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, we have significant fixed-rate indebtedness that includes prepayment penalties which could prevent us from taking advantage of any future decrease in interest rates that may otherwise be available to us.

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

Covenants under the indenture governing our 2026 Senior Notes and our credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. The indenture governing our initial $1.4 billion aggregate principal amount of 6.875 percent unsecured senior notes (2026 Senior Notes) and our credit agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

Discontinuation, reform, or replacement of LIBOR may adversely affect our variable rate debt. A substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate for deposits of U.S dollars (LIBOR). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the U.S. or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

Risks Relating to Income Taxes

The Tax Cuts and Jobs Act could adversely affect the Company’s business and financial condition. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act instituted significant changes to the U.S. corporate income tax system including, among other things, lowering the corporate tax rate, limiting the deduction of net interest expenses for any taxable year, implementing a partial territorial tax system and, beginning in fiscal 2019, implementing changes to limits on the deductions for executive compensation, the base erosion anti-abuse tax, and a deduction for foreign-derived intangible income. While the Company’s accounting for the effects of the Tax Reform Act was completed in the second quarter of fiscal 2019 and the Company believes those effects have been appropriately recorded, various interpretive issues remain with respect to the Tax Reform Act and regulatory guidance on many aspects of the Tax Reform Act has not been issued. The Company continues to monitor, among other things, changes in interpretations of the Tax Reform Act, any legislative action arising because of the Tax Reform Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act. The Company cannot predict the manner in which provisions of the Tax Reform Act or any related regulations, legislation, or accounting standards may be interpreted or enforced in the future or whether such interpretation or enforcement may have a material adverse effect on its income tax expense and/or its business, results of operations, and financial condition.

The Time business could have an indemnification obligation to Time Warner, which could materially adversely affect our financial condition. The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Spin-Off) was completed by way of a pro rata dividend of Time shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time common stock for every eight shares of Time Warner common stock held (the Distribution). If, due to any of Time’s representations being untrue or Time’s covenants being breached, it was determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code, or that an excess loss account existed at the date of the Spin-Off, Time could be required to indemnify Time Warner for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

Risks Relating to Business Operations

Advertising related revenues represent the largest portion of our revenues and advertising demand may fluctuate from period to period. In fiscal 2019, 53 percent of our revenues were derived from advertising related sources. Advertising related revenues constitute 49 percent of our national media revenues and 62 percent of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, particularly electronic media including those based on the internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 27 percent of total revenues and 37 percent of national media revenues. Preserving the number of copies sold is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of alternative methods for the delivery of content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, financial condition, and prospects may be adversely affected. Technology developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control, and the loss of a direct relationship with consumers. For example, the largest broadcast television national networks have sued Locast, an entity that claims to be a non-profit and claims to have found a loophole allowing for uncompensated online streaming of copyrighted television content, for copyright infringement. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates. In addition, technologies such as subscription streaming media services and mobile video are increasing competition for household audiences and advertisers. This competition may make it difficult for us to grow or maintain our broadcasting and print revenues, which we believe may challenge us to expand the contribution of our digital businesses.

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

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of our stations have network affiliation agreements. Seven are affiliated with CBS, five with FOX, two with MyNetworkTV, one with NBC, and one with ABC. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming. We also make cash payments to the networks. These payments are in essence a portion of the retransmission consent fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our television programming in our markets. These network relationships may also include terms regarding over-the-top distribution. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues. Furthermore, the non-renewal of any retransmission consent agreement with a major cable, satellite, or telecommunications service provider could adversely affect the economics of our relationship with the applicable network(s), advertising revenues, and our local brands. If renewed, our network affiliation agreements and our retransmission agreements may be renewed on terms that are less favorable to us. Our CBS affiliation agreements expire in June and August 2020. The MyNetworkTV affiliation agreements expire in September 2020. Our FOX affiliation agreements expire in July 2022. Our ABC affiliation agreement expires in December 2019 and our NBC affiliation agreement expires in December 2021.

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

Increases in paper and postage prices, which are difficult to predict and control, could adversely affect our results of operations. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2019, these expenses accounted for 16 percent of national media’s operating costs. Paper is a commodity and its price can be subject to significant volatility. All our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. The USPS distributes substantially all our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company’s stock. Although the Company wrote down certain of its intangible assets by $41.8 million in fiscal 2019, $22.7 million in fiscal 2018, and $5.3 million in fiscal 2017, further impairment charges are possible. We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors which influence the evaluation include, among many things, the Company’s stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material non-cash impairment charge could be incurred. At June 30, 2019, goodwill and intangible assets totaled $3.8 billion, or 62 percent of Meredith’s total assets, with $2.9 billion in the national media segment and $882.0 million in the local media segment. The review of goodwill is performed at the reporting unit level. The Company has two reporting units – national media and local media. We performed our most recent annual goodwill impairment test as of May 31, 2019. The fair value of the national media reporting unit exceeded its net assets by 16 percent. Qualitative impairment analyses were performed for the local media reporting unit and resulted in no indications of impairment and thus, no quantitative assessments were necessary. Changes in key assumptions about the economy or business prospects used to estimate fair value or other changes in market conditions could result in additional impairment charges. Although these charges would be non-cash in nature and would not affect the Company’s operations or cash flow, they would reduce stockholders’ equity and reported results of operations in the period charged. Additionally, as goodwill and intangible assets associated with the acquisition of Time are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to risk of impairment if business operating results or macroeconomic conditions deteriorate.

Adverse litigation judgments or settlements resulting from legal proceedings in which we are currently and in the future may be involved could expose us to monetary damages or limit our ability to operate our business. We are currently involved in and may in the future become involved in private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, or others. For example, on September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, and on September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board. The results of any such litigation, including the aforementioned class action lawsuits, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

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

The most recent triennial valuation of the IPC Plan under U.K. pension regulations was completed as of April 5, 2018. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with U.S. GAAP, the IPC Plan was deemed to be underfunded at that time by approximately £59 million.

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

In connection with the completion of the sale of all issued shares of Time Inc. (UK) Ltd (TIUK) on March 15, 2018, and the substitution of another U.K. subsidiary of the Company as the sole sponsor under the IPC Plan, the deed of guarantee was amended to remove requirements to deposit the buyout deficit as a result of certain credit rating triggers. At the same time, the Company agreed that the same subsidiaries of the Company that guarantee the Company’s 2026 Senior Notes would guarantee the obligations of the Company under the IPC Plan on a pari passu basis with the obligations under the 2026 Senior Notes. In addition, the Company agreed to incorporate the terms of certain covenants under the indenture governing the 2026 Senior Notes into the amended deed of guarantee effective as of March 15, 2018. If a breach of such covenants by the Company or the subsidiary guarantors occurs (after certain notice and cure periods) (a Covenant Breach), the Company would be required to deposit the buyout deficit (less the amount of certain types of security in favor of the IPC Plan, currently provided in the form of a surety bond) into escrow as described above.

If the Company had been required to fund the buyout deficit on June 30, 2019, the amount would have been approximately £115 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of the IPC Plan assets and liabilities and interest rates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns its headquarters located at 1716 and 1615 Locust Street (Des Moines Campus), in Des Moines, Iowa. The Company is the sole occupant of the Des Moines Campus and believes it is adequate for its intended use.

The national media segment operates mainly from the Des Moines Campus and from its leased location in New York, New York. Other significant leased locations include those in Alabama, California, Connecticut, Florida, Illinois, New Jersey, and Washington. These premises are used primarily as advertising sales offices, technology centers, brand, editorial, and other operational functions. The Company believes these facilities are sufficient to meet our current and expected future requirements.

With the sale of the Time and Fortune media brands in fiscal 2019, the Company reduced its international presence, while retaining an office in India.

The local media segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; St. Louis, MO; Beaverton, OR; Nashville, TN; Rocky Hill, CT; Fairway, KS; Greenville, SC; Henderson, NV; Mobile, AL; Saginaw, MI; and Springfield, MA. Except for the properties in St. Louis, MO and Saginaw, MI, all properties are owned by the Company. Each of the broadcast stations maintains one or more owned or leased transmitter sites.

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

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) (TIR) for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency (CRA), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the same type of situation during the years 2009 to 2010, and TIR filed similar objections as for prior years. By letter dated June 19, 2015, the CRA requested payment of C$89.8 million, which includes interest accrued and stated that failure to pay may result in legal action. TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. Including interest accrued, the total of the reassessments claimed by the CRA for the years 2006 to 2010 was C$91 million as of November 30, 2015. The parties are engaged in mediation.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019. On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019. Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. The defendants have not yet responded to either complaint but intend to vigorously oppose them. The Company expresses no opinion as to the ultimate outcome of these matters.

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

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased our dividend for 26 consecutive years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On August 31, 2019, there were approximately 850 holders of record of the Company’s common stock and 470 holders of record of class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock during the period July 1, 2014, to June 30, 2019, with the Standard and Poor’s (S&P) MidCap 400 Index, the Dow Jones US Media Index, and with a peer group of companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

This fiscal year, the Company has replaced the peer group with the Dow Jones US Media Index. As such, the Company has shown both the peer group and the Dow Jones US Media Index in the following graph in the year of the change. The Company believes the Dow Jones US Media Index provides a more comparable measure because it includes broadcasters and other companies that we compete with in the advertising industry which provides a better representation of our peers.
The peer group previously selected by the Company for comparison, which is weighted by market capitalization, is comprised of Media General, Inc. (until its acquisition by Nexstar Broadcasting Group, Inc. on January 17, 2017); Nexstar Broadcasting Group, Inc.; TEGNA Inc.; The E.W. Scripps Company; and Time Inc. (from June 9, 2014, the date its stock began trading to January 31, 2018, when it was acquired by us).

The graph depicts the results for investing $100 in the Company’s common stock, the S&P MidCap 400 Index, the Dow Jones US Media Index, and the peer group at closing prices on June 30, 2014, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company’s repurchases of common stock during the quarter ended June 30, 2019.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in millions)
April 1 to April 30, 2019	8,656	$57.69	1,479	$50.4
May 1 to May 31, 2019	2,530	58.31	229	50.4
June 1 to June 30, 2019	2,348	52.64	1,238	50.3
Total	13,534		2,946

1
The number of shares purchased includes 1,479 shares in April 2019, 229 shares in May 2019, and 1,238 shares in June 2019 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 7,177 shares in April 2019, 2,301 shares in May 2019, and 1,110 shares in June 2019 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

In May 2014, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company’s common and class B stock through public and private transactions.

For more information on the Company’s common and class B share repurchase program, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Share Repurchase Program” on page 45.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2015 through 2019 are contained under the heading “Five-Year Financial History with Selected Financial Data” beginning on page 131 and are primarily derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

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

Meredith operates two business segments. The national media segment reaches more than 180 million unduplicated American consumers every month, including nearly 90 percent of U.S. millennial women. Meredith is the No. 1 U.S. magazine operator, possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Southern Living, and Martha Stewart Living. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse, and The Foundry, the Company’s state-of-the-art creative content studio.

Meredith’s local media segment includes 17 television stations in 12 markets reaching 11 percent of U.S. households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce over 700 hours of local news and entertainment content each week and operate leading local digital properties. The local media segment also includes MNI Targeted Media, which delivers targeted advertising solutions to more than 1,200 clients on a local, regional, and national level.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2019, the national media segment accounted for 73 percent of the Company’s $3.2 billion in revenues while local media segment revenues contributed 27 percent.

Fiscal 2019 marked the first full year of owning and operating the assets acquired from Time, and Meredith has been focused on integrating what is now the largest portfolio of national media brands in the industry.

During fiscal 2019, Meredith’s national media group delivered on many of the key elements of the acquisition plan, including:

•	Improving the print advertising performance of the acquired Time properties to Meredith’s historical levels.

•	Growing revenue and raising the profit margins of the acquired Time digital properties.

•
Growing consumer related revenues by leveraging Meredith’s expanded brand portfolio. These consumer revenue activities are diversified, mostly contractual, and include magazine subscriptions, brand licensing, affinity marketing, paid products, and lead generation. As an example, Meredith was a key partner in the launch of Apple News+, a new digital subscription service that offers 30 Meredith magazines among more than 300 popular titles, leading newspapers, and digital publishers in an innovative, convenient, and curated experience. Consumer related revenues accounted for more than 45 percent of Meredith’s total national media revenues in fiscal 2019, up from 41 percent in the prior year.

•
Selling media assets not core to Meredith’s business. Meredith successfully completed the divestiture of the Time and Fortune brands and reached an agreement to divest the Sports Illustrated brand in fiscal 2019.

Meredith’s local media business continued to deliver record performance in fiscal 2019, including setting new all-time highs for political advertising and consumer related revenues. Additional highlights included:

•
Increasing its consumer connection – Meredith delivered strong performance during ratings periods throughout fiscal 2019. During the most recent May rating period, Meredith stations in eight of its 12 markets ranked No. 1 or No. 2 from sign-on to sign-off.

•
Rapidly growing its digital platforms – Local media third party sales advertising related revenues increased, reflecting a full year of contribution from MNI. In addition, traffic across the Local media’s digital properties grew in the low double digits from the prior year and averaged 19 million unique visitors per month in fiscal 2019.

•
Successful renewal of key distribution and network affiliation agreements. During fiscal 2019, Meredith completed retransmission consent agreements with Cox Communications and Charter Communications Inc., as well as network affiliation renewals for all of its FOX-affiliated markets. Consumer related revenues grew more than 15 percent in fiscal 2019.

•
Launching new programming to expand Meredith’s reach. This included a new weekly television show based on the strength of Meredith’s People brand. The new show has been well-received by audiences and advertisers alike, and as a result Meredith has committed to launching the show in daily syndication in fall 2020 beginning with distribution across all 12 of Meredith’s local television markets.

Meredith remains committed to strong capital stewardship and delivering top-third performance through its successful Total Shareholder Return strategy. This includes:

•	Strengthening its balance sheet by paying down approximately $825 million of debt in fiscal 2019.

•
Returning capital to shareholders through consistent and ongoing dividend increases. Meredith raised its regular stock dividend by 5.5 percent to $2.30 on an annualized basis in January 2019. This marked the 26th straight year of dividend increases for Meredith, which has paid an annual dividend for 72 consecutive years.

NATIONAL MEDIA

Advertising related revenues made up 50 percent of fiscal 2019 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our digital properties to clients interested in promoting their brands, products, and services to consumers as well as revenue we generate selling advertising space on third-party platforms. Changes in advertising related revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith’s magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising related revenues.

Consumer related revenues accounted for 46 percent of fiscal 2019 national media revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and include circulation activities; magazine subscriptions sales for third-party publishers; brand licensing; digital lead generation; and other e-commerce sales, product sales, and related activities. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 64 percent of consumer related revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising related revenues also can influence consumers’ response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. Subscription revenues per copy and related costs can also vary significantly by subscription source. Some subscription sources generate lower revenues than other sources but have proportionately lower related costs. A key factor in our subscription success is our industry-leading database. It contains an abundance of attributes on 175 million individuals, including 85 percent of U.S. millennial women. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors. The remaining consumer related revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

The remaining 4 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services. In addition, for certain sold brands, Meredith continues to provide consumer marketing, subscription fulfillment, paper purchasing, printing, and other services under outsourcing agreements and records such revenue in other revenue.

National media’s major expense categories are employee compensation costs and production and delivery of publications and promotional mailings. Employee compensation, which includes benefits expense, represented 23 percent of national media’s operating expenses in fiscal 2019. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors.

Paper, postage, and production charges represented 20 percent of the segment’s operating expenses in fiscal 2019. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS adjusted rates most recently in January 2019, which resulted in an increase of approximately 2.5 percent. While we expect postage prices to increase again in January 2020, an ongoing legislatively mandated review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate setting regime. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases.

The remaining 57 percent of fiscal 2019 national media expenses included depreciation and amortization, costs for magazine newsstand distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives the majority of its revenues—62 percent in fiscal 2019—from the sale of advertising over the air, on our stations’ digital and mobile media properties as well as revenue we generate selling advertising space on third-party platforms. The remainder comes from television retransmission consent fees, television production, and other services.

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

Changes in advertising related revenues tend to correlate with changes in the level of economic activity in the U.S. and in the local markets in which we operate stations, and with the cyclical changes in political advertising discussed previously. Programming content, audience share, audience demographics, and the advertising rates charged relative to other available advertising opportunities also affect advertising revenues. On occasion, unusual events necessitate uninterrupted television coverage and will adversely affect spot advertising revenues.

Local media’s major expense categories are employee compensation and programming fees paid to the networks. Employee compensation represented 32 percent of local media’s operating expenses in fiscal 2019 and is affected by the same factors noted for national media. Programming fees paid to the networks represented 31 percent of this segment’s fiscal 2019 expenses. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 37 percent of local media’s fiscal 2019 operating expenses.

FISCAL 2019 FINANCIAL OVERVIEW

•
Local media revenue increased 25 percent as compared to the prior year primarily due to increased political spot advertising revenues, the addition of MNI revenues, and higher retransmission revenues. These increases were partially offset by a decrease in non-political spot advertising revenues due in part to increased political spot advertising. Operating profit grew 49 percent primarily due to additional cyclical high-margin political spot advertising revenues and an increased retransmission contribution.

•
National media revenues increased 48 percent compared to the prior year primarily due to the addition of Time revenues partially offset by the decrease in Meredith Xcelerated Marketing (MXM) revenues due to its sale in the fourth quarter of fiscal 2018 and declines in the revenues of our magazine operations. National media operating profit increased 48 percent primarily due to the addition of Time operating profit. These increases were partially offset by a decrease in the profit contribution of our magazine operations and an increase in the impairment of trademarks.

•
Unallocated corporate expenses decreased $67.5 million as compared to the prior year primarily due to reductions in severance and related benefit expenses and lower transaction and integration related costs.

•
Diluted earnings per common share from continuing operations decreased 37 percent to $1.12 from $1.79 in the prior year. In the prior year, the Company recorded an income tax benefit due to Company's deferred tax assets, deferred tax liabilities, and tax reserves being remeasured as a result of the Tax Reform Act. The decrease was primarily due to the lack of a similar benefit in the current year and increased interest expense partially offset by an increase in income from operations.

•	In fiscal 2019, we generated $245.3 million in operating cash flows, invested $18.4 million in acquisitions of and investments in businesses, and invested $46.4 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2019	Change	2018	Change	2017
(In millions except per share data)
Total revenues	$3,188.5	41%	$2,264.2	32%	$1,713.3
Costs and expenses	(2,758.8)	39%	(1,984.5)	43%	(1,388.6)
Acquisition, disposition, and restructuring related activities	(100.9)	(41)%	(170.1)	n/m	(10.3)
Impairment of long-lived assets	(41.8)	84%	(22.7)	n/m	(6.2)
Total operating expenses	(2,901.5)	33%	(2,177.3)	55%	(1,405.1)
Income from continuing operations	$287.0	n/m	$86.9	(72)%	$308.2
Net earnings from continuing operations	$129.1	13%	$114.0	(40)%	$188.9
Net earnings	46.3	(53)%	99.4	(47)%	188.9
Diluted earnings per common share from continuing operations	1.12	(37)%	1.79	(57)%	4.16
Diluted earnings (loss) per common share	(0.70)	n/m	1.47	(65)%	4.16
n/m - Not meaningful

OVERVIEW

Following are brief descriptions of recent acquisitions and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the local media and national media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

On January 31, 2018, Meredith completed its acquisition of all the outstanding shares of Time. As a result, Time became a wholly-owned subsidiary of Meredith. Since February 1, 2018, the first day of operations for the combined company, the operating results of Time have been included in the Company’s consolidated operating results. While the majority of Time’s operations are reported in Meredith’s national media segment, one business unit of Time is reported in Meredith’s local media segment and certain expenses are reported in unallocated corporate. In December 2016, Meredith acquired the assets of a digital lead-generation company in the home services market and completed, in April 2017, the acquisition of Peachtree TV, an independent station in Atlanta, Georgia, which was operated by Meredith prior to its acquisition. The operating results of these acquisitions have been included in the Company’s consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

As the Company continues to integrate Time, the ability to separately track Time-related revenues and expenses, especially unallocated corporate expenses, becomes less feasible. As such, throughout MD&A reasonable estimates of incremental Time revenues and expenses have been disclosed where possible.

Financial Statement Presentation Changes

Since its acquisition as part of Time, the Money brand had been included in discontinued operations as it had been held for sale. In the fourth quarter of fiscal 2019, due to a change in vision, the decision was made to retain the Money brand. As such, the operations of the Money brand have been reclassified as continuing operations and results from the date of acquisition have been adjusted to reflect this change.

During fiscal 2019, the Company adopted Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, retrospectively to July 1, 2016, which primarily resulted in the reclassification of amounts between production, distribution, and editorial expenses and selling, general, and administrative expenses, which are part of operating profit, and non-operating income, net, in each of the three years presented.

Trends and Uncertainties

Advertising revenues accounted for 53 percent of total revenues in fiscal 2019. Advertising demand is the Company’s key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Demand for political advertising in the Company’s local media segment is cyclical in nature, generally following the biennial cycle of election campaigns with peaks occurring in our odd fiscal years (e.g., fiscal 2017, fiscal 2019) and particularly in our second quarter of those fiscal years. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates, and over time, television programming rights. The Company’s cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, affinity marketing, brand licensing, database-related activities, and other related operations. The national media segment contributed 73 percent of Meredith’s consolidated revenues in fiscal 2019 and 31 percent of the combined operating profit from national media and local media operations in fiscal 2019. These results reflect the acquired Time business since the date of the acquisition.

National media revenues increased 48 percent in fiscal 2019. Operating costs and expenses increased 48 percent. Acquisition, disposition, and restructuring related activities of $54.3 million and impairment charges of $41.8 million were recorded in the national media segment. Operating profit increased 48 percent primarily due to having a full year of results of the acquired Time business in fiscal 2019.

Fiscal 2018 national media revenues increased 45 percent. Operating costs and expenses increased 54 percent. Acquisition, disposition, and restructuring related activities of $43.1 million and impairment charges of $22.7 million were recorded in the national media segment. Fiscal 2018 segment operating profit was $85.0 million.

National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2019	Change	2018	Change	2017
(In millions)
Revenues	$2,326.6	48%	$1,572.6	45%	$1,083.2
Operating expenses
Costs and expenses	(2,104.5)	48%	(1,421.8)	54%	(922.9)
Acquisition, disposition, and restructuring related activities	(54.3)	26%	(43.1)	n/m	(8.6)
Impairment of long-lived assets	(41.8)	84%	(22.7)	n/m	(5.3)
Total operating expenses	(2,200.6)	48%	(1,487.6)	59%	(936.8)
Operating profit	$126.0	48%	$85.0	(42)%	$146.4
n/m - Not meaningful

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2019	Change	2018	Change	2017
(In millions)
Advertising related
Print	$690.1	37%	$501.9	40%	$357.9
Digital	394.9	56%	253.8	56%	162.2
Third party sales	65.3	230%	19.8	n/m	—
Total advertising related	1,150.3	48%	775.5	49%	520.1
Consumer related
Subscription	693.7	65%	419.9	45%	290.1
Newsstand	165.5	69%	98.1	119%	44.7
Affinity marketing	83.6	119%	38.1	n/m	—
Licensing	94.4	29%	73.0	35%	54.0
Digital consumer driven	39.9	87%	21.3	25%	17.0
Total consumer related	1,077.1	66%	650.4	60%	405.8
Other
Project based	50.5	(55)%	111.0	(20)%	138.6
Other	48.7	36%	35.7	91%	18.7
Total other	99.2	(32)%	146.7	(7)%	157.3
Total revenues	$2,326.6	48%	$1,572.6	45%	$1,083.2
n/m - Not meaningful

Advertising Related Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2019	Change	2018	Change	2017
People [1]	2,147	123%	962	—	—
InStyle [1]	1,050	91%	550	—	—
Better Homes & Gardens	901	(8)%	979	(6)%	1,043
Parents	817	2%	803	(9)%	885
Family Circle	779	(8)%	847	(11)%	954
Travel + Leisure [1]	719	164%	273	—	—
Southern Living [1]	695	114%	325	—	—
Shape / Fitness	533	(25)%	708	(20)%	885
Real Simple [1]	693	142%	286	—	—
Food & Wine [1]	557	206%	182	—	—
Martha Stewart Living	530	(7)%	567	(6)%	602
Health [1]	484	128%	212	—	—
Entertainment Weekly [1]	454	110%	216	—	—
EatingWell	381	21%	314	3%	305
Rachael Ray Every Day	372	(12)%	423	(18)%	519
Traditional Home	335	(10)%	371	(16)%	440
Midwest Living	334	(8)%	362	(13)%	416
Allrecipes	278	(4)%	289	(3)%	299
Cooking Light [1,2]	249	20%	208	—	—
Wood	213	(2)%	217	5%	206
Coastal Living [1,4]	64	(45)%	117	—	—
FamilyFun [3]	—	(100)%	183	(42)%	317
Fit Pregnancy and Baby / American Baby [5]	—	(100)%	91	(60)%	229
[1] Since date of acquisition in fiscal 2018
[2] Merged into EatingWell effective January 2019 and became a special interest newsstand-only title in fiscal 2019
[3] Family Fun became a newsstand only title during fiscal 2019
[4] Coastal Living became a seasonal publication for newsstand only effective March 2019,
[5] Included as a feature in Parents, rather than published as a standalone title, effective February 2018

National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. National media advertising related revenue increased 48 percent in fiscal 2019. The increase in print advertising is primarily due to the addition of print advertising revenues of Time partially offset by a 10 percent decline in comparative print advertising revenues. Approximately 30 percent of the decline in comparative print advertising revenue was due to previously announced changes to the marketing of Fit Pregnancy and Baby and Family Fun magazines. While the women’s service category of titles saw a slight increase in print advertising revenues, the lifestyle and parenthood categories saw decline. Digital advertising increased primarily due to the addition of digital advertising revenues of Time. Comparative digital advertising revenues increased 14 percent in fiscal 2019. The increase in third party sales was primarily due to the addition of Time.

Advertising related revenues increased 49 percent in fiscal 2018 primarily due to the addition of advertising related revenues of Time. The increase in print advertising is primarily due to the addition of print advertising revenues of Time partially offset by a low-double digit percentage decline in comparative print advertising revenues as most titles experienced declines in fiscal 2018. Digital advertising increased primarily due to the addition of digital advertising revenues of Time. Comparative digital advertising revenues were flat in fiscal 2018. The increase in third party sales was due to the addition of Time.

Consumer Related Revenues
Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues increased 66 percent in fiscal 2019. The increases in subscription and newsstand revenues are primarily due to the addition of subscription revenues of Time partially offset by approximately 10 percent declines in comparative subscription and newsstand revenues. Digital consumer driven revenue increased primarily due to the growth in e-commerce revenues. The increases in the remaining categories of consumer related revenue are primarily due to the addition of Time revenues.

Consumer related revenues increased 60 percent in fiscal 2018. The increases in subscription and newsstand revenues are primarily due to the addition of subscription revenues of Time partially offset by a $16.4 million decline in comparative subscription revenues and a $6.5 million decline in comparative newsstand revenues. Digital consumer driven revenue increased primarily due to the growth in e-commerce revenues. The increases in the remaining categories of consumer related revenue are primarily due to the addition of Time revenues.

Other Revenues
Fiscal 2019 other revenues decreased 32 percent primarily due to declines of $83.6 million in MXM revenues due to the sale of MXM in fiscal 2018 partially offset by the addition of other revenues from Time of $20.4 million.

Other revenues decreased 7 percent in fiscal 2018 primarily due to declines of $27.2 million in MXM revenues, primarily due to the sale of MXM in the fourth quarter of fiscal 2018 and of $10.0 million due to the sale of a minority stake in Charleston Tennis at the beginning fiscal 2019. These declines were partially offset by the addition of other revenues from Time of $32.4 million.

National Media Costs and Expenses

Fiscal 2019 national media costs and expenses increased 48 percent primarily due to the addition of Time operating costs and expenses of $767.4 million and an increase in employee compensation and related costs of $24.0 million partially offset by a decrease in operating expenses of MXM of $86.9 million and a reduction in circulation expenses of $18.2 million.

National media costs and expenses increased 54 percent in fiscal 2018 primarily due to the addition of Time operating costs and expenses of $566.6 million and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million. These increases were partially offset by declines in circulation expenses of $22.7 million, decreases in employee compensation costs of $18.4 million, declines in paper expense of $11.6 million, lower postage and other delivery costs of $10.0 million, and a decrease in performance-based incentive accruals of $7.1 million.

National Media Acquisition, Disposition, and Restructuring Related Activities

Fiscal 2019 national media acquisition, disposition, and restructuring related activities increased 26 percent primarily due to an increase in integration costs of $21.8 million partially offset by a decrease in severance and related benefit expenses of $12.3 million.

National media acquisition, disposition, and restructuring related activities increased from $8.6 million in fiscal 2017 to $43.1 million in fiscal 2018 primarily due to an increase in the severance and benefits related expenses of $46.7 million partially offset by a gain related to the sale of MXM of $11.5 million, which was recorded as a reduction in expenses.

National Media Impairment of Long-Lived Assets

The national media segment recorded pre-tax, non-cash impairment charges of $41.8 million in fiscal 2019 and $22.7 million in fiscal 2018 related to trademarks.

National Media Operating Profit

Fiscal 2019 national media operating profit grew to $126.0 million primarily due to operating income from Time of $79.1 million and an increase in the profit contribution of our digital consumer products operations of $7.6 million partially offset by a $33.9 million decrease in the profit contribution of our magazine operations and an increase in the impairment of trademarks of $19.1 million.

National media operating profit decreased to $85.0 million in fiscal 2018. The decline was primarily due to increased severance and benefits related costs of $46.7 million, an increase in the impairment of trademarks of $17.4 million, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million partially offset by an increase in operating income from Time of $14.4 million.

LOCAL MEDIA

The following discussion reviews operating results for the Company’s local media segment, which consists of 17 television stations and related digital and mobile media. With the acquisition of Time, the local media segment acquired MNI, which generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties. The local media segment contributed 27 percent of Meredith’s consolidated revenues in fiscal 2019 and 69 percent of the combined operating profit from local media and national media operations in fiscal 2019.

Fiscal 2019 local media revenues rose 25 percent and operating profit grew 49 percent primarily reflecting increased cyclical political advertising and higher retransmission consent revenues.

Local media revenues increased 10 percent in fiscal 2018 as a slight increase in non-political revenues and a strong increase in consumer related revenues more than offset a $46.4 million reduction in political advertising, which is expected in a non-political year. Local media operating profit declined 12 percent in fiscal 2018.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2019	Change	2018	Change	2017
(In millions)
Revenues	$863.8	25%	$693.1	10%	$630.1
Operating expenses
Costs and expenses	(584.3)	16%	(505.5)	21%	(416.8)
Acquisition, disposition, and restructuring related activities	(1.2)	33%	(0.9)	(47)%	(1.7)
Operating profit	$278.3	49%	$186.7	(12)%	$211.6

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2019	Change	2018	Change	2017
(In millions)
Advertising related
Non-political spot	$323.3	(3)%	$333.7	2%	$327.6
Political spot	102.9	n/m	16.1	(74)%	62.5
Digital	15.8	4%	15.2	(2)%	15.5
Third party sales	96.2	86%	51.7	n/m	8.4
Total advertising related	538.2	29%	416.7	1%	414.0
Consumer related	316.5	17%	270.9	30%	207.7
Other
Project based	—	n/m	—	(100)%	4.0
Other	9.1	65%	5.5	25%	4.4
Total other	9.1	65%	5.5	(35)%	8.4
Total revenues	$863.8	25%	$693.1	10%	$630.1
n/m - Not meaningful

Local media revenues increased 25 percent in fiscal 2019. Advertising related revenues increased 29 percent. Political advertising revenues increased primarily due to the November 2018 elections. Political spot advertising revenues totaled $102.9 million in the current fiscal year compared with $16.1 million in the prior year. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental. Non-political spot advertising revenues decreased 3 percent in fiscal 2019, due primarily to political spot advertising displacement. Local non-political advertising revenues declined 5 percent and national non-political advertising revenues decreased 3 percent in fiscal 2019. Digital advertising revenues increased slightly as compared to the prior year. Third party sales represent revenue generated through selling advertising space on third-party platforms. Third party sales increased primarily due to the addition of revenues from Time.

Local media revenues increased 10 percent in fiscal 2018. Advertising related revenues increased 1 percent. Political spot advertising revenues totaled $16.1 million in fiscal 2018 compared to $62.5 million in fiscal 2017. Non-political spot advertising revenues increased 2 percent in fiscal 2018. Local non-political advertising revenues increased 1 percent in fiscal 2018 while national non-political advertising revenues increased 2 percent in fiscal 2018. Digital advertising decreased slightly as compared to fiscal 2017. Third party sales increased primarily due to the addition of revenues from Time.

Consumer related revenues represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased in fiscal 2019 and fiscal 2018 primarily due to renegotiated contracts.

Fiscal 2019 other revenues increased 65 percent primarily due to an increase in closed captioning revenues. Other revenues declined 35 percent in fiscal 2018 primarily due to a decrease in station management fees.

Local Media Operating Expenses

Fiscal 2019 operating expenses increased 16 percent primarily due to the addition of operating expenses from Time of $44.6 million and the addition of higher programming fees paid to affiliated networks of $30.5 million. Local media operating expenses increased 21 percent in fiscal 2018 primarily due to higher programming fees paid to affiliated networks of $53.8 million and the addition of operating expenses from Time of $37.8 million.

Local Media Operating Profit

Fiscal 2019 local media operating profit increased 49 percent primarily due to the increase in higher-margin political spot advertising revenues. Local media operating profit decreased 12 percent in fiscal 2018 primarily due to lower political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission-related profit.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three fiscal years were as follows:

Years ended June 30,	2019	Change	2018	Change	2017
(In millions)
Costs and expenses	$71.9	22%	$58.7	20%	$48.9
Acquisition, disposition, and restructuring related activities	45.4	(64)%	126.1	n/m	—
Impairment of goodwill and other long-lived assets	—	n/m	—	(100)%	0.9
Unallocated corporate expenses	$117.3	(37)%	$184.8	271%	$49.8
n/m - Not meaningful

Unallocated corporate expenses decreased $67.5 million in fiscal 2019 primarily due to decreases in severance and related benefit expenses of $47.1 million, a reduction in transaction and integration-related costs of $17.2 million, and absence of accelerated share-based compensation expenses of $9.2 million related to Time awards that vested upon acquisition in fiscal 2018 and of $3.5 million in accelerated share-based compensation expense related to involuntary terminations. These decreases were partially offset by an increase of $9.2 million in consulting services expense.

Unallocated corporate expenses of $184.8 million increased $135.0 million in fiscal 2018, as a result of transaction and integration related costs of $58.3 million, severance and related benefit costs of $52.5 million, $9.2 million for the cash settlement of certain of Time’s outstanding share-based equity awards recognized as expense, $5.2 million increase in professional services fees, and $3.5 million in accelerated share-based compensation expense related to involuntary terminations.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2019	Change	2018	Change	2017
(In millions)
Production, distribution, and editorial	$1,161.2	34%	$868.0	43%	$608.4
Selling, general, and administrative	1,350.0	37%	987.5	36%	726.4
Acquisition, disposition, and restructuring related activities	100.9	(41)%	170.1	n/m	10.3
Depreciation and amortization	247.6	92%	129.0	140%	53.8
Impairment of long-lived assets	41.8	84%	22.7	266%	6.2
Operating expenses	$2,901.5	33%	$2,177.3	55%	$1,405.1
n/m - Not meaningful

Production, Distribution, and Editorial Costs
Fiscal 2019 production, distribution, and editorial costs increased 34 percent as compared to fiscal 2018 primarily due to the addition of production, distribution, and editorial costs of Time of $290.5 million and increases in programming fees paid to affiliated networks of $30.5 million. These increases were partially offset by declines in production, distribution, and editorial expenses of MXM of $26.9 million.

Production, distribution, and editorial costs increased 43 percent in fiscal 2018 primarily due to the addition of production, distribution, and editorial costs of Time of $238.4 million and increases in programming fees paid to affiliated networks of $53.8 million. These increases were partially offset by declines in paper costs of $11.6 million, lower postage and other delivery costs of $10.0 million, and a decrease in payroll and related costs of $6.5 million.

Selling, General, and Administrative Expenses
Fiscal 2019 selling, general, and administrative expenses increased 37 percent primarily due to an increase in selling, general, and administrative expenses of Time in our national and local media segments of $406.0 million. These increases were partially offset by a decrease in selling, general, and administrative expenses of MXM of $60.0 million.

Selling, general, and administrative expenses increased 36 percent in fiscal 2018 primarily due to the addition of selling, general, and administrative expenses of Time of $289.1 million and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million partially offset by a reduction in circulation expenses of $22.7 million, declines in payroll and related costs of $11.7 million, a decrease in non-payroll related costs in MXM of $6.3 million, and lower performance-based incentive accruals of $6.1 million.

Acquisition, disposition, and restructuring related activities
Fiscal 2019 acquisition, disposition, and restructuring related activities expense primarily includes $51.5 million of severance and related benefit costs and $64.6 million of integration costs primarily for business advisors and software and systems implementations and modifications, and a credit for a gain on the sale of the Company's 30 percent interest in Charleston Tennis of $6.4 million.

Fiscal 2018 acquisition, disposition, and restructuring related activities expense primarily includes $104.9 million of severance and related benefit costs and $59.9 million of transaction costs related to investment banking, legal, accounting, and other professional fees and expenses plus integration costs primarily for business advisors and software and systems implementations and modifications, and a credit for a gain on the sale of MXM of $11.5 million. Fiscal 2017 acquisition, disposition and restructuring related activities expense primarily represented severance and related benefit costs.

Depreciation and Amortization
The increases in fiscal 2019 depreciation and amortization expense and in fiscal 2018 depreciation and amortization expense are primarily due to the addition of Time’s depreciation and amortization expense.

Impairment of Long-lived Assets
The impairment of long-lived assets recorded in each of the three fiscal years related primarily to pre-tax, non-cash impairments of trademarks in the national media segment.

Operating Expenses
Employee compensation including benefits was the largest component of our operating expenses in fiscal 2019. Employee compensation represented 26 percent of total operating expenses in fiscal 2019, compared to 38 percent in fiscal 2018, and 34 percent in fiscal 2017. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2019, representing 15 percent of the total. These expenses were 14 percent of total operating expense in fiscal 2018 and 18 percent of total operating expense in fiscal 2017.

Income from Operations

Fiscal 2019 income from operations increased primarily due to the increase in operating profit of our local media segment of $91.7 million resulting from the cyclical nature of political advertising, the addition of operating income from Time of $79.7 million, and a reduction in acquisition, disposition, and restructuring related activities of $69.2 million.

Income from operations decreased 72 percent in fiscal 2018 primarily due to an increase in acquisition, disposition, and restructuring related activities of $159.8 million, lower operating profit in our local media operations of $24.9 million, an increase of $17.4 million in impairment of trademarks, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million.

Non-operating Income, net

The increase in fiscal 2019 non-operating income, net related primarily to our pension and other postretirement plans benefit credit and a gain on the sale of the Company's 30 percent interest in Charleston Tennis, which was sold in September 2018.

Fiscal 2018 non-operating income, net related primarily to our pension and other postretirement plans benefit credit mostly offset by the write-down of an equity method investment to fair value as the investee was sold to an unrelated third-party in April 2018.

Interest Expense, net

Net interest expense was $170.6 million in fiscal 2019, $97.2 million in fiscal 2018, and $18.8 million in fiscal 2017. Average long-term debt outstanding was $2.7 billion in fiscal 2019, $1.9 billion in fiscal 2018, and $678.1 million in fiscal 2017. The Company’s approximate weighted average interest rate was 7.1 percent in fiscal 2019, 5.1 percent in fiscal 2018, and 2.8 percent in fiscal 2017. The weighted average interest rates include the effects of extinguishment losses during fiscal 2019 and 2018, and derivative financial instruments until their termination in January 2018.

During fiscal 2019, the Company recorded $10.9 million of extinguishment losses related to the early payment of debt and repricing of its senior secured term loan (Term Loan B). During fiscal 2018, in connection with the Company's acquisition of Time, the Company repaid and terminated Meredith's existing indebtedness. In connection with the payoff of this indebtedness, Meredith recognized a loss on extinguishment of debt of $2.2 million. In conjunction with the repayment of its debt, the Company also settled the associated interest rate swap agreements and recognized a gain on the settlement of $1.6 million. In addition, the Company incurred $17.5 million in fees that were recorded in interest expense related to an undrawn bridge loan commitment fee.

Income Taxes

In fiscal 2019, the Company recorded income tax expense of $11.5 million for an effective rate of 8.2 percent. The fiscal 2019 effective tax rate was primarily impacted by a credit to income taxes of $23.5 million related to write-off of worthless stock and related bad debt. For fiscal 2018, Meredith recorded a tax benefit of $123.6 million primarily reflecting the remeasurement of the Company’s deferred tax assets and liabilities and a reduced tax rate as a result of the Tax Reform Act. This tax benefit was offset in part by non-deductible expenses including transaction costs.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Reform Act. The Tax Reform Act made broad and complex changes to the U.S. tax code that affected our fiscal year ended June 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) bonus depreciation that allows for full expensing of qualified property and (3) limitations on the deductibility of interest expense and certain executive compensation and (4) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Tax Reform Act reduced the federal corporate tax rate to 21 percent in the fiscal year ended June 30, 2018. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in. Pursuant to Section 15 of the Internal Revenue Code, the Company applied a blended corporate tax rate of 28 percent for fiscal 2018, which was based on the applicable tax rates before and after the Tax Reform Act and the number of days in the year, and 21 percent for subsequent fiscal years.

In connection with our initial analysis of the impact of the Tax Reform Act, we recorded a provisional net tax benefit of $133.0 million for the year ended June 30, 2018. This net benefit primarily consists of a benefit for the corporate rate reduction. As the Company was projecting a net operating loss for the fiscal year ended June 30, 2018, deferred tax assets and liabilities expected to be recognized in the fiscal year ended June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate. Due to our limited international operations, the impact of the transitional tax was immaterial. The transitional impact was finalized during the fiscal year ended June 30, 2019, with no significant impact on income tax expense.

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

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Fiscal 2019 earnings from continuing operations were $129.1 million compared to earnings from continuing operations of $114.0 million for fiscal 2018. The increase in earnings from continuing operations is primarily due to the growth in income from operations as discussed above partially offset by the tax benefit recorded in fiscal 2018 due to the Tax Reform Act and an increase in interest expense. Due to the effects of other participating securities, the Company had earnings from continuing operations attributable to common shareholders for fiscal 2019 of $50.8 million ($1.12 per diluted share) compared to earnings from continuing operations attributable to common shareholders of $81.0 million ($1.79 per diluted share) for fiscal 2018.

Earnings from continuing operations were $114.0 million ($1.79 per diluted share) in fiscal 2018, down 40 percent from $188.9 million ($4.16 per diluted share) in fiscal 2017. The decline in earnings from continuing operations is primarily due to the decline in income from operations partially offset by the tax benefit recorded due to the Tax Reform Act.

Loss from Discontinued Operations, Net of Income Taxes

The fiscal 2019 loss from discontinued operations represents the operating results of the TIME and Fortune brands until their respective sale dates; the operations of Sports Illustrated as the Company continues to operate the brand until its second close date, which is expected to be in the first quarter of fiscal 2020, and its related impairment charge; and the operations of the properties that were held-for-sale as of June 30, 2019, including the FanSided brand and the Company’s investment in Viant Technology.

For fiscal 2018, the loss from discontinued operations represents the operating results of Golf Magazine until the date it was sold and the associated loss on its sale; the operating results of TIUK until the date it was sold and the associated loss on its sale; and the operations of the properties that were held-for-sale as of June 30, 2018, including TIME, Sports Illustrated (including FanSided), and Fortune brands and the Company’s investment in Viant Technology.

The revenues and expenses for each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Consolidated Statements of Earnings titled loss from discontinued operations, net of income taxes for the years ended June 30, 2019 and 2018, as follows:

Years ended June 30,	2019	2018
(In millions except per share data)
Revenues	$423.4	$253.8
Costs and expenses	(408.5)	(242.7)
Impairment of goodwill	(8.5)	—
Interest expense	(21.4)	(11.9)
Gain (loss) on disposal	2.1	(12.3)
Loss before income taxes	(12.9)	(13.1)
Income taxes	(69.9)	(1.5)
Loss from discontinued operations, net of income taxes	$(82.8)	$(14.6)
Loss per common share from discontinued operations
Basic	$(1.83)	$(0.32)
Diluted	(1.82)	(0.32)

Net Earnings and Earnings (Loss) per Share

Net earnings were $46.3 million in fiscal 2019, down 53 percent from net earnings in fiscal 2018 of $99.4 million. The decrease in net earnings was primarily due to there being income tax expense in the current year as compared to an income tax benefit recorded in the prior year, increased interest expense, and an increase in the loss from discontinued operations. Due to the effects of other participating securities, the Company had a net loss attributable to common shareholders of $32.0 million ($0.70 per diluted share) in fiscal 2019 compared to net earnings attributable to common shareholders of $66.4 million ($1.47 per diluted share) for fiscal 2018. Both basic average common shares outstanding and diluted average common shares outstanding increased in fiscal 2019 as compared to fiscal 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2019	2018	2017
(In millions)
Cash flows from operating activities	$245.3	$149.9	$218.6
Cash flows from investing activities	374.3	(2,616.7)	(117.7)
Cash flows from financing activities	(1,013.6)	2,917.6	(103.6)
Effect of exchange rate changes	(1.4)	(4.1)	—
Change in cash held-for-sale	2.8	(31.3)	—
Net cash flows	$(392.6)	$415.4	$(2.7)
Cash and cash equivalents	$45.0	$437.6	$22.3
Total long-term debt	2,370.4	3,195.5	700.6
Shareholders’ equity	974.6	1,097.5	996.0
Debt to total capitalization	71%	74%	41%

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

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2019, we had up to $311.4 million available under our revolving credit facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $392.6 million in fiscal 2019; they increased $415.4 million in fiscal 2018 and decreased $2.7 million in fiscal 2017. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising related revenue accounted for 50 percent or more of total revenues in each of the past three fiscal years. Other sources of operating cash inflows include cash received from magazine circulation sales, retransmission consent fees, affinity marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, network programming fees, employee benefits (including pension plans), broadcast programming rights, and other services and supplies.

Cash provided by operating activities totaled $245.3 million in fiscal 2019 compared with $149.9 million in fiscal 2018. The increase in cash provided by operating activities was primarily due to increased earnings in our local media segment primarily due to increased political spot advertising and a reduction in transaction costs. These increases were partially offset by increases in cash paid for interest, severance, and integration costs.

Cash provided by operating activities totaled $149.9 million in fiscal 2018 compared with $218.6 million in fiscal 2017. The decrease in cash provided by operating activities was primarily due to the transaction, integration, and severance-related costs associated with the Time acquisition.

Changes in the Company’s cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We did not make a pension contribution to our domestic plans in fiscal 2019 or 2018. During fiscal 2017, we made a $10.0 million contribution to the domestic defined benefit pension plans. We do not anticipate a required contribution for the domestic pension plans in fiscal 2020.

In connection with the sale of TIUK in fiscal 2018, we contributed £60 million to the IPC Plan defined benefit pension plan in the U.K. From February 2018 through June 2019, we made a required £0.9 million per month contribution to the IPC Plan. We expect to continue to make the required £0.9 million per month contribution through fiscal 2020. In the event that on November 25, 2021, the IPC Plan has a funding deficit valuing its liabilities with a gilts plus 50 basis point (bps) discount rate, the Company, as the sponsor of the IPC Plan, will make a contribution equal to that funding deficit. In the event that on November 25, 2025, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2026, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2027, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to that funding deficit. Contributions shall cease to be payable from the date that the IPC Plan is confirmed to be fully funded.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $374.3 million in fiscal 2019 primarily due to proceeds from the sale of TIME, Fortune, and our remaining interest in Charleston Tennis LLC and proceeds received in advance of the sale of Sports Illustrated. Net cash used in investing activities was $2.6 billion in fiscal 2018 primarily due to the acquisition of Time partially offset by cash received from the sales of TIUK and MXM.

Net cash used in investing activities increased to $2.6 billion in fiscal 2018 compared to $117.7 million in fiscal 2017 primarily due to the increased cash outflows for acquisitions of businesses in fiscal 2018.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, the payment of dividends, and the payment of acquisition-related contingent consideration.

Net cash used in financing activities was $1.0 billion in fiscal 2019, as compared with cash provided by financing activities of $2.9 billion in the prior year. The change in cash flows from financing activities is primarily due to $827.0 million of net debt repayments in fiscal 2019, compared to $2.5 billion of net debt issuances in fiscal 2018. In addition, $631.0 million of preferred equity was issued in the prior year. The debt and preferred equity issuances were related to the acquisition of Time.

Net cash provided by financing activities totaled $2.9 billion in fiscal 2018, compared with net cash used by financing activities of $103.6 million in fiscal 2017. The change in cash flows from financing activities is primarily due to $2.5 billion of net debt issuances in fiscal 2018 compared to net debt issuances of $5.6 million in fiscal 2017. In addition, $631.0 million of preferred equity was issued in fiscal 2018.

Long-term Debt

At June 30, 2019, total long-term debt outstanding was $2.4 billion consisting of $1.1 billion under a variable-rate term loan and $1.3 billion in fixed-rate unsecured senior notes.

The variable-rate credit facility includes the Term Loan B with $1.1 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2019, there was $35.0 million of borrowings outstanding under the revolving credit facility. In addition, there were $3.6 million of standby letters of credit issued under the revolving credit facility resulting in availability of $311.4 million at June 30, 2019. The Term Loan B matures in 2025 at which time the remaining principal and interest are due and payable. The interest rate under the Term Loan B is based on LIBOR plus 2.75 percent. The Term Loan B bore interest at a rate of 5.15 percent at June 30, 2019. The revolving credit facility bears interest at LIBOR plus a spread ranging from 2.5 percent to 3.0 percent, and has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes have an aggregate principal amount of $1.3 billion maturing in 2026 with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

Prior to the acquisition of Time on January 31, 2018, we had $674.4 million of debt outstanding, which was repaid with the proceeds from the new credit agreements.

Our new credit agreements, entered into on January 31, 2018, include a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at June 30, 2019, as we were below the specified utilization level on the revolving credit line.

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

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2019:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Total long-term debt	$2,370.4	$—	$35.0	$—	$2,335.4
Debt interest [1]	918.5	142.3	284.6	284.6	207.0
Series A preferred stock dividends [2]	409.8	56.2	137.1	166.4	50.1
Broadcast rights and network programming	407.9	199.0	196.0	12.9	—
Contingent consideration [3]	0.8	—	0.8	—	—
Operating leases	745.1	69.0	130.4	123.8	421.9
Purchase obligations and other	97.4	52.1	39.8	5.0	0.5
Benefit plans	378.7	59.1	64.9	65.5	189.2
Liability to Time Warner [4]	27.5	—	27.5	—	—
Total contractual cash obligations	$5,356.1	$577.7	$916.1	$658.2	$3,204.1

1
Debt interest represents semi-annual interest payments due on fixed-rate unsecured senior notes and estimated interest payments on variable-rate term loan outstanding at June 30, 2019. Interest payments on variable-rate debt is estimated using the interest rate as of June 30, 2019.

2
Series A preferred stock dividends represent quarterly payments based on a fixed interest rate in years one through three and on variable rates estimated using LIBOR as of June 30, 2019, in years four through six. While it is not certain when the Series A preferred stock will be settled, the table assumes a conversion at the beginning of year seven.

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

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2019, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $52.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the consolidated financial statements for further discussion of income taxes.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 12. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit totaling $3.6 million that expire within one year.

Share Repurchase Program

We have maintained a program of Company share repurchases for 31 years. In fiscal 2019, we spent $10.0 million to repurchase an aggregate of 190,000 shares of Meredith common and class B stock at then current market prices. We spent $31.1 million to repurchase an aggregate of 520,000 shares in fiscal 2018 and $53.3 million to repurchase an aggregate of 941,000 shares in fiscal 2017.

We expect to continue repurchasing shares from time to time subject to market conditions. In May 2014, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company’s stock through public and private transactions.

As of June 30, 2019, $50.3 million remained available under the current authorization for future repurchases. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2019. Pursuant to the terms of our new debt facilities and our Series A preferred stock, we may be subject to certain limitations with respect to our ability to conduct share repurchases, as further discussed under Part I, Item 1A, Risk Factors.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 26 consecutive years. The last increase occurred in February 2019 when the Board of Directors approved the quarterly dividend of 57.50 cents per share effective with the dividend payable in March 2019. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $5.6 million annually.

Dividend payments on common and class B stock totaled $106.0 million, or $2.240 per share, in fiscal 2019 compared with $98.6 million, or $2.130 per share, in fiscal 2018, and $91.9 million, or $2.030 per share, in fiscal 2017.

Our Series A preferred stock accrues an annual dividend at either (a) to the extent paid in cash, in an amount equal to the Cash Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value (equal to the number of shares of Series A preferred stock outstanding multiplied by $1,000) or (b) if dividends are not declared and paid in cash, we will deliver additional shares of Series A preferred stock, in kind, by issuing a number of shares equal to (i) the Accrued Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value for all outstanding shares of Series A preferred stock, divided by (ii) $1,000.

Year	Cash Dividend Annual Rate	Accrued Dividend Annual Rate
Years 1 through 3	8.5%	9.0%
Year 4	LIBOR plus 850 bps	LIBOR plus 900 bps
Year 5	LIBOR plus 950 bps	LIBOR plus 1000 bps
Year 6 through redemption	LIBOR plus 1050 bps	LIBOR plus 1100 bps

Dividend payments on the Series A preferred stock totaled $55.9 million in fiscal 2019 and $22.9 million in fiscal 2018.

Pursuant to the terms of our debt facilities and Series A preferred stock, we may be subject to certain limitations with respect to our ability to pay dividends on our stock, as further discussed under Part I, Item 1A, Risk Factors. However, we do not expect that such limitations will affect our ability to continue to pay regular dividends consistent with past practice.

Capital Expenditures

Spending for property, plant, and equipment totaled $46.4 million in fiscal 2019, $53.2 million in fiscal 2018, and $34.8 million in fiscal 2017. Spending for all fiscal years primarily related to assets acquired in the normal course of business. The Company incurred $6.0 million and $6.3 million in fiscal 2019 and 2018, respectively, related to the spectrum repack required by the FCC. We anticipate spending an additional $2.8 million in fiscal 2020 to complete the repack. We received reimbursements from the FCC’s special fund of $6.1 million in fiscal 2019 and expect to receive additional reimbursements to cover the majority of our capital costs and expense related to the repacking. While we expect to receive all reimbursements submitted, we cannot predict that the fund will be sufficient to reimburse all of our expenses related to the repacking and the timing of reimbursement or any spectrum-related FCC regulatory action. We have no material commitments for future capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

Off-Balance Sheet Arrangements
We did not have during the years presented, and we do not currently have, any off-balance sheet arrangements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At June 30, 2019, goodwill and intangible assets totaled $3.8 billion, or 62 percent of Meredith’s total assets, with $2.9 billion in the national media segment and $882.0 million in the local media segment. The impairment analyses of these assets are considered critical because of their significance to the Company and our national media and local media segments.

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

Management last performed an annual review of impairment of goodwill and intangible assets, at May 31, 2019. A qualitative impairment analysis was performed for the local media reporting unit which resulted in no indication of impairment. A quantitative goodwill impairment test was performed for the national media reporting unit, which involves comparing the fair value of the reporting unit to its carrying value.

Meredith uses the discounted cash flow and guideline public company methods for determining fair value. The Company selected equal weighting of the discounted cash flow and guideline public company methods as the valuation approach to estimate fair value. The discounted cash flow model requires us to make significant estimates and assumptions to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the assets. These estimates depend upon assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs (including our ability to achieve synergies as a result of the acquisition of Time), and appropriate discount rates. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Future cash flow projections can vary within a range of outcomes depending on the assumptions and estimates used.

The fair value of the national media reporting unit exceeded its net assets by 16 percent. Holding all other assumptions constant, a 100-basis point increase in the discount rate would result in an estimated fair value that continues to exceed net assets by 11 percent. Holding all other assumptions constant, a 100-basis point decrease in the terminal growth rate would result in an estimated fair value that continues to exceed net assets by 11 percent.

Changes in key assumptions about the national media and local media businesses and their prospects or changes in market conditions could result in an impairment charge. See Item 1A.-Risk Factors for other factors which could affect our assumptions.

At May 31, 2019, the Company also evaluated other indefinite-lived intangible assets for impairment using either qualitative or quantitative impairment analyses. Fair values were calculated using the discounted cash flow model. As a result, the Company identified several impaired trademarks. Accordingly, the national media segment recorded a non-cash impairment charge of $41.8 million to fully impair the Money and Coastal Living brand trademarks and to partially impair the Shape and Family Circle brand trademarks. The Company’s decision to discontinue the print publication of Money and transition Coastal Living from a subscription magazine to a newsstand only title resulted in the impairment of these trademarks. The lack of sales growth resulted in the carrying value of the trademarks for the Shape and Family Circle brands to exceed their fair values. The fair values of the trademarks are determined based on significant inputs not observable in the market. These charges were recorded in the impairment of long-lived assets line in the Consolidated Statements of Earnings. No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s fiscal 2019 annual impairment tests.

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

See Note 5 to the consolidated financial statements for additional information.

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

As a result of the reduction in tax rates due to the Tax Reform Act signed into law during fiscal 2018 and a credit to income taxes of related to write-off of a bad debt, Meredith’s tax rate for fiscal 2019 was 8.2 percent. Net deferred tax liabilities totaled $504.6 million, or 11 percent of total liabilities, at June 30, 2019.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements in fiscal 2019 except for the adoption of the new revenue recognition standard which had a significant impact on consolidated financial statement disclosures. In fiscal 2020, we expect that the adoption of the new lease standard will have a material impact on both the consolidated balance sheet as it recognizes right-of-use assets and related liabilities for operating leases and the consolidated financial statement disclosures due to significant new disclosures about leasing activities. See Note 1 to the accompanying consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2018.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2019, Meredith had $1.3 billion in fixed-rate long-term debt outstanding. There were no earnings or liquidity risks associated with the Company’s fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 100-basis point change in interest rates would not materially change the fair value of the fixed-rate debt of $1.4 billion at June 30, 2019.

At June 30, 2019, $1.1 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $11.0 million.

Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our Term Loan B and future dividend payments on the Series A preferred stock could be subject to reference rates other than LIBOR.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2019, a 10 percent decrease in interest rates would have resulted in a $0.2 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page has been left blank intentionally.)

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity, and objectivity of the financial information included in this Annual Report on Form 10-K for the year ended June 30, 2019. We take this responsibility very seriously as we recognize the importance of having well-informed, confident investors. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our consolidated financial results in a manner that is relevant, complete, and understandable. We welcome any suggestions from those who use our reports.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 13, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for revenue in fiscal 2019 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers, and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1)

relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of sufficiency of audit evidence over revenue

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company had $3,188.5 million in revenues for the year ended June 30, 2019, of which $1,686.6 million was advertising related, $1,393.6 million was consumer related and $108.3 million was related to other revenue streams. Each of these categories of revenue has multiple revenue streams, and the Company’s process for revenue recognition differs between these discrete revenue streams.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment because of the number of revenue streams, the related revenue recognition processes, the number of information technology (IT) applications involved in the revenue recognition processes, and the identified material weakness. This matter also included determining the revenue streams over which procedures were performed, the nature and extent of audit evidence obtained over each revenue stream, and the need to involve IT professionals to assist with the performance of certain procedures.

The primary procedures we performed to address this critical audit matter included the following. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we:

•	tested certain internal controls over the Company’s revenue recognition process,

•	assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, and

•	involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition process.

After completion of these procedures, we evaluated the overall sufficiency of the audit evidence obtained over revenue.

Evaluation of the goodwill impairment analysis for the national media reporting unit

As discussed in Note 5 to the consolidated financial statements, the goodwill balance as of June 30, 2019, was $1,979.4 million, $1,862.8 million of which related to the national media reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value.

We identified the evaluation of the goodwill impairment analysis for the national media reporting unit as a critical audit matter because it involved a high degree of subjectivity and auditor judgment. This evaluation included assessing key assumptions used in estimating the fair value of the reporting unit, such as forecasted revenue growth rates, estimated costs, and the discount rate.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls over the development of key assumptions of forecasted revenue growth rates, estimated costs, and the discount rate. We performed sensitivity analyses over forecasted revenue growth rates, estimated costs, and the discount rate to assess their impact on the Company’s determination of the fair value of the reporting unit. We evaluated the Company’s forecasted revenue growth rates and estimated costs by comparing the projections to the Company’s historic results, underlying business strategies, and growth plans. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in:

•	evaluating the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities, and

•	assessing the valuation methodology used by the Company to estimate the fair value of the reporting unit.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1948.

Des Moines, Iowa
September 13, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Meredith Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Meredith Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated September 13, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	ineffective controls over the completeness, existence and accuracy of digital advertising revenue, related accounts receivable and selling expense.

•	ineffective controls over the completeness, existence, accuracy and valuation of internal pension assets.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Des Moines, Iowa
September 13, 2019

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2019	2018
(In millions)
Current assets
Cash and cash equivalents		$45.0	$437.6
Accounts receivable (net of allowances of $20.5 in 2019 and $14.4 in 2018)		609.1	545.2
Inventories		62.7	44.4
Current portion of subscription acquisition costs		242.0	145.0
Current portion of broadcast rights		7.1	9.8
Assets held-for-sale		321.0	719.8
Other current assets		63.2	114.9
Total current assets		1,350.1	2,016.7
Property, plant, and equipment
Land		24.7	24.6
Buildings and improvements		157.2	153.5
Machinery and equipment		296.5	359.8
Leasehold improvements		177.5	177.4
Capitalized software		204.7	125.9
Construction in progress		37.3	20.2
Total property, plant, and equipment		897.9	861.4
Less accumulated depreciation		(447.6)	(377.7)
Net property, plant, and equipment		450.3	483.7
Subscription acquisition costs		273.9	66.3
Broadcast rights		6.0	18.9
Other assets		263.6	263.3
Intangible assets, net		1,813.6	2,006.2
Goodwill		1,979.4	1,915.8
Total assets		$6,136.9	$6,770.9

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity	June 30,	2019	2018
(In millions except per share data)
Current liabilities
Current portion of long-term debt		$—	$17.7
Current portion of long-term broadcast rights payable		6.6	8.9
Accounts payable		242.6	195.1
Accrued expenses
Compensation and benefits		151.9	122.3
Distribution expenses		5.4	10.0
Other taxes and expenses		143.3	278.3
Total accrued expenses		300.6	410.6
Current portion of unearned revenues		458.9	393.5
Liabilities associated with assets held-for-sale		252.1	200.0
Total current liabilities		1,260.8	1,225.8
Long-term debt		2,333.3	3,117.9
Long-term broadcast rights payable		8.4	20.8
Unearned revenues		318.6	132.3
Deferred income taxes		506.2	437.0
Other noncurrent liabilities		194.8	217.0
Total liabilities		4,622.1	5,150.8

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference, authorized 2.5 shares, issued 0.7 shares		540.2	522.6

Shareholders’ equity
Series preferred stock, par value $1 per share
Authorized 2.5 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80.0 shares; issued and outstanding 40.1 shares in 2019 (excluding 24.8 treasury shares) and 39.8 shares in 2018 (excluding 24.8 treasury shares)		40.1	39.8
Class B stock, par value $1 per share, convertible to common stock
Authorized 15.0 shares; issued and outstanding 5.1 shares in 2019 and 5.1 shares in 2018		5.1	5.1
Additional paid-in capital		216.7	199.5
Retained earnings		759.0	889.8
Accumulated other comprehensive loss		(46.3)	(36.7)
Total shareholders’ equity		974.6	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity		$6,136.9	$6,770.9

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2019	2018	2017
(In millions except per share data)
Revenues
Advertising related	$1,686.6	$1,190.7	$934.1
Consumer related	1,393.6	921.3	613.5
Other	108.3	152.2	165.7
Total revenues	3,188.5	2,264.2	1,713.3
Operating expenses
Production, distribution, and editorial	1,161.2	868.0	608.4
Selling, general, and administrative	1,350.0	987.5	726.4
Acquisition, disposition, and restructuring related activities	100.9	170.1	10.3
Depreciation and amortization	247.6	129.0	53.8
Impairment of long-lived assets	41.8	22.7	6.2
Total operating expenses	2,901.5	2,177.3	1,405.1
Income from operations	287.0	86.9	308.2
Non-operating income, net	24.2	0.7	0.9
Interest expense, net	(170.6)	(97.2)	(18.8)
Earnings (loss) from continuing operations before income taxes	140.6	(9.6)	290.3
Income tax benefit (expense)	(11.5)	123.6	(101.4)
Earnings from continuing operations	129.1	114.0	188.9
Loss from discontinued operations, net of income taxes	(82.8)	(14.6)	—
Net earnings	$46.3	$99.4	$188.9

Earnings (loss) attributable to common shareholders	$(32.0)	$66.4	$188.9

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$1.12	$1.80	$4.23
Discontinued operations	(1.83)	(0.32)	—
Basic earnings (loss) per common share	$(0.71)	$1.48	$4.23
Basic average common shares outstanding	45.3	44.9	44.6

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$1.12	$1.79	$4.16
Discontinued operations	(1.82)	(0.32)	—
Diluted earnings (loss) per common share	$(0.70)	$1.47	$4.16
Diluted average common shares outstanding	45.5	45.2	45.4

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended June 30,	2019	2018	2017
(In millions)
Net earnings	$46.3	$99.4	$188.9
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	(6.8)	(0.8)	5.3
Unrealized foreign currency translation loss, net	(2.8)	(12.9)	—
Unrealized gain on interest rate swaps	—	—	4.2
Other comprehensive income (loss), net of income taxes	(9.6)	(13.7)	9.5
Comprehensive income	$36.7	$85.7	$198.4

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2016	$39.3	$5.2	$54.3	$818.7	$(28.5)	$889.0
Net earnings	—	—	—	188.9	—	188.9
Other comprehensive income, net of tax	—	—	—	—	9.5	9.5
Shares issued under various incentive plans, net of forfeitures	0.9	—	37.1	—	—	38.0
Purchases of Company stock	(0.9)	—	(52.4)	—	—	(53.3)
Share-based compensation	—	—	12.8	—	—	12.8
Conversion of class B to common stock	0.1	(0.1)	—	—	—	—
Dividends paid
Common stock, $2.03 per share	—	—	—	(81.4)	—	(81.4)
Class B stock, $2.03 per share	—	—	—	(10.5)	—	(10.5)
Tax benefit from incentive plans	—	—	3.0	—	—	3.0
Balance at June 30, 2017	39.4	5.1	54.8	915.7	(19.0)	996.0
Net earnings	—	—	—	99.4	—	99.4
Other comprehensive loss, net of tax	—	—	—	—	(13.7)	(13.7)
Shares issued under various incentive plans, net of forfeitures	0.9	—	18.4	—	—	19.3
Issuance of replacement Time share-based compensation awards	—	—	9.8	—	—	9.8
Purchases of Company stock	(0.5)	—	(30.6)	—	—	(31.1)
Share-based compensation	—	—	30.4	—	—	30.4
Issuance of warrants and options	—	—	115.6	—	—	115.6
Dividends paid
Common stock, $2.13 per share	—	—	—	(87.8)	—	(87.8)
Class B stock, $2.13 per share	—	—	—	(10.8)	—	(10.8)
Series A preferred stock, $35.18 per share	—	—	—	(22.9)	—	(22.9)
Accretion of Series A preferred stock	—	—	—	(7.2)	—	(7.2)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1.1	(0.6)	—	0.5
Reclassification adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	4.0	(4.0)	—
Balance at June 30, 2018	39.8	5.1	199.5	889.8	(36.7)	1,097.5
Net earnings	—	—	—	46.3	—	46.3
Other comprehensive loss, net of tax	—	—	—	—	(9.6)	(9.6)
Shares issued under various incentive plans, net of forfeitures	0.5	—	4.1	—	—	4.6
Purchases of Company stock	(0.2)	—	(9.8)	—	—	(10.0)
Share-based compensation	—	—	22.9	—	—	22.9
Dividends paid
Common stock, $2.24 per share	—	—	—	(94.6)	—	(94.6)
Class B stock, $2.24 per share	—	—	—	(11.4)	—	(11.4)
Series A preferred stock, $85.94 per share	—	—	—	(55.9)	—	(55.9)
Accretion of Series A preferred stock	—	—	—	(17.6)	—	(17.6)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	—	2.4	—	2.4
Balance at June 30, 2019	$40.1	$5.1	$216.7	$759.0	$(46.3)	$974.6
See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2019	2018	2017
(In millions)
Cash flows from operating activities
Net earnings	$46.3	$99.4	$188.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	92.5	54.2	34.7
Amortization	155.1	74.8	19.1
Share-based compensation	22.9	30.4	12.8
Amortization of original issue discount and debt issuance costs	7.8	6.1	—
Deferred income taxes	66.0	(116.5)	42.5
Amortization of broadcast rights	20.0	19.2	17.6
Payments for broadcast rights	(19.1)	(20.7)	(17.0)
Write-down of impaired assets	50.3	23.0	9.8
Loss on extinguishment of debt	18.4	—	—
Fair value adjustment to contingent consideration	(5.3)	(4.8)	(19.5)
Excess tax benefits from share-based payments	—	—	(6.8)
Other operating activities, net	(10.2)	13.1	—
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(69.3)	9.5	(15.2)
Inventories	(18.4)	(0.5)	(1.2)
Other current assets	57.4	(4.9)	4.7
Subscription acquisition costs	(312.0)	13.4	4.7
Other assets	(21.9)	(101.8)	(2.1)
Assets and liabilities held-for-sale	(18.6)	22.3	—
Accounts payable	36.2	(12.6)	(15.5)
Accrued expenses and other liabilities	(99.5)	73.2	7.6
Unearned subscription revenues	251.6	(27.3)	(16.9)
Other noncurrent liabilities	(4.9)	0.4	(29.6)
Net cash provided by operating activities	245.3	149.9	218.6
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(18.4)	(2,786.5)	(84.4)
Proceeds from disposition of assets, net of cash sold	349.1	219.2	1.5
Proceeds received in advance of sale of business	90.0	—	—
Additions to property, plant, and equipment	(46.4)	(53.2)	(34.8)
Other	—	3.8	—
Net cash provided by (used in) investing activities	374.3	(2,616.7)	(117.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	210.0	3,260.0	380.0
Repayments of long-term debt	(1,037.0)	(765.1)	(374.4)
Issued preferred stock, warrants, and options proceeds, net of issuance costs	—	631.0	—
Dividends paid	(161.9)	(121.5)	(91.9)
Purchases of Company stock	(10.0)	(31.1)	(53.3)
Proceeds from common stock issued	4.6	19.3	38.0
Excess tax benefits from share-based payments	—	—	6.8
Payment of acquisition related contingent consideration	(19.3)	(4.3)	(7.3)
Debt acquisition costs	—	(70.8)	(1.5)
Net cash provided by (used in) financing activities	(1,013.6)	2,917.5	(103.6)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(4.1)	—
Change in cash held-for-sale	2.8	(31.3)	—
Net increase (decrease) in cash and cash equivalents	(392.6)	415.3	(2.7)
Cash and cash equivalents at beginning of year	437.6	22.3	25.0
Cash and cash equivalents at end of year	$45.0	$437.6	$22.3

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2019	2018	2017
(In millions)
Supplemental disclosures of cash flow information
Cash paid (received)
Interest	$171.9	$66.3	$22.0
Income taxes	(11.7)	24.0	73.1
Non-cash transactions
Broadcast rights financed by contracts payable	4.3	18.8	15.4

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

Reclassifications—Certain prior years’ amounts have been reclassified to conform to fiscal 2019 presentation.

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

At June 30, 2019, $34.2 million of cash and cash equivalents were held domestically, of which $6.8 million were held in money market mutual funds. Of the total cash and cash equivalents, $10.8 million were held internationally, primarily in Europe. Cash equivalents at June 30, 2019, were $9.7 million, which approximates fair value due to their short-term nature, and is considered a Level 1 measurement as defined in Note 10.

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

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $8.2 million at June 30, 2019 and $7.6 million at June 30, 2018. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2019.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost with the exception of the property, plant, and equipment that was recorded at estimated fair value as of January 31, 2018, as a result of the Acquisition. Additions to that acquired property, plant, and equipment since January 31, 2018, are stated at cost. Costs of replacements and major improvements are capitalized, while costs of maintenance and repairs are charged to operations as incurred. Depreciation expense is determined primarily using the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements, 3-6 years for capitalized software, and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives of the improvements or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $92.5 million in fiscal 2019, $54.2 million in fiscal 2018, and $34.7 million in fiscal 2017.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value, and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the Consolidated Statements of Earnings. There were no material impairments of unamortized costs in fiscal years 2019, 2018, or 2017. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Intangible assets with indefinite lives include trademarks and Federal Communications Commission (FCC) broadcast licenses. These licenses are granted for a term of up to eight years but are renewable if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies and the Communications Act of 1934. The Company has been successful in every one of its past license renewal requests and has incurred only minimal costs in the process. The Company expects the television broadcasting business to continue indefinitely; therefore, the cash flows from the broadcast licenses are also expected to continue indefinitely.

The Company has acquired trademark brands that have been determined to have indefinite lives. Those assets are evaluated annually for impairment. The Company evaluates a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, and operating plans. In addition, when certain events or changes in operating conditions occur, an additional impairment assessment is performed, and indefinite-lived assets may be adjusted to a determinable life.

Goodwill and intangible assets which have indefinite lives, are not amortized but are tested for impairment annually or when events occur or circumstances change that indicate the carrying value may exceed the fair value. Goodwill impairment testing is performed at the reporting unit level. The Company has two reporting units – national media, and local media. The Company also assesses, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.

The Company performs its goodwill impairment analysis annually as of May 31. At May 31, 2019, the date the Company last performed its annual evaluation of impairment of goodwill, management elected to perform qualitative impairment tests for the local media reporting unit and a quantitative goodwill impairment test for the national media reporting unit. A quantitative impairment test, performed for a goodwill reporting unit or indefinite-lived intangible assets, involves determining the fair value of the reporting unit or asset which is then compared to its carrying value.
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

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except at times to hedge interest rate risk on debt. Prior to the Acquisition, Meredith held interest rate swaps designated and accounted for as cash flow hedges in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. In connection with the repayment of the variable-rate private placement senior notes and bank term loans on January 31, 2018, as further described in Note 7, the Company terminated these swaps. Refer to Note 7 for further discussion on the gain recognized on this termination.

Prior to their termination, the effective portion of the change in the fair value of interest rate swaps was reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) was subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affected net earnings. There were no material gains or losses recognized in earnings for hedge ineffectiveness in fiscal 2018 or 2017.

Revenue Recognition—The Company’s primary source of revenue is advertising related. Other sources include consumer related and other revenues.

Advertising related revenues—Advertising related revenues are recognized when advertisements are published (defined as an issue’s on-sale date) or aired by the broadcasting station, net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the advertisements are published or the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions. Barter advertising revenues were not material in any period. Digital advertising revenues are recognized ratably over the contract period or as services are delivered. Third party advertising revenues are recognized when the advertisement is run by the third parties, or a print product is placed on-sale.

Consumer related revenues—Circulation revenues include magazine single copy and subscription revenue. Single copy revenue is recognized on the publication’s on-sale date, net of provisions for estimated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers. Brand licensing-based revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Payments are generally made by the Company’s partners on a quarterly basis. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year. Retransmission consent revenues are recognized over the contract period based on the negotiated fee and generally on a per subscriber basis. Revenues earned for placing magazines with subscribers on behalf of third-party publishers is recognized once the subscriber’s name is transferred to the publisher, on a net basis, with a reserve for estimated cancellations.

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

Advertising Expenses—The majority of the Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $193.3 million in fiscal 2019, $86.3 million in fiscal 2018, and $63.5 million in fiscal 2017.

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

Self-Insurance—The Company self-insures for certain medical claims, and its responsibility generally is capped through the use of a stop loss contract with an insurance company at a certain dollar level. The dollar level varies based on the insurance plan, and is generally $500 thousand. Third-party administrators are used to process claims. The Company uses actual claims data and estimates of claims incurred-but-not-reported to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are generally based on formulas that reflect interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. It is the Company’s policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are paid. Additional information is provided in Note 12.

Share-based Compensation—The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and shares issued under the Company’s employee stock purchase plan. See Note 13 for additional information related to share-based compensation expense.

Redeemable Preferred Stock—The Company has outstanding 650,000 shares of perpetual convertible redeemable non-voting preferred stock, par value $1.00 per share, each share having an initial stated value of $1,000 per share (the Series A preferred stock). Proceeds from the issuance were allocated on a relative fair value basis between the preferred stock and other freestanding financial instruments issued with the preferred stock. The preferred stock is classified as mezzanine equity and is accreted to its redemption value. Additional information is provided in Note 14.

Comprehensive Income—Comprehensive income consists of net earnings and other gains and losses affecting shareholders’ equity that, under U.S. GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service costs and net actuarial losses from pension and postretirement benefit plans, net of taxes; unrealized gains or losses resulting from foreign currency translation, net of taxes; and changes in the fair value of interest rate swap agreements, net of taxes, to the extent that they are effective. As of June 30, 2019, there were no amounts in other comprehensive income (loss) related to the interest rate swaps as such were settled in fiscal 2018, and all previously unrealized changes in other comprehensive income (loss) were recognized in earnings. Refer to Note 7 for additional discussion on the swap termination.

Earnings Per Share—Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the weighted average common and Class B shares outstanding for the period. Diluted earnings per share calculation incorporates the shares utilized in the basic calculation but also includes the dilutive effect, if any, of the assumed exercise or conversion of securities, including the effect of shares issuable under the Company’s share-based incentive plans. In connection with the issuance of the Series A preferred stock and detachable warrants on January 31, 2018, the Company now has a two-class capital structure and applies the two-class method in the calculation of earnings per share. The two-class method adjusts earnings to incorporate dividends declared on common stock, preferred stock, and other securities in distributed earnings. In addition, it also incorporates participating rights in other securities in undistributed earnings. Additional information is provided in Note 16.

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

As a result of the update, the Company reclassified a cash outflow of $0.8 million and $0.7 million for the years ended June 30, 2018 and 2017, respectively, from financing activities to operating activities related to contingent considerations paid in excess of that recognized as a liability on the date of acquisition. For the year ended June 30, 2018, the Company also reclassified a cash inflow of $0.7 million from operating activities to investing activities related to cash proceeds from corporate owned life insurance. The update is not expected to have a material impact on the classification of future cash flows.

ASU 2017-01—In January 2017, the FASB issued an accounting standards update that clarifies the definition of a business and adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The update provides a test to determine whether or not an acquisition is a business. If substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If this test is not met, the update provides further guidance to evaluate if the acquisition represents a business. The Company prospectively adopted the guidance in the first quarter of fiscal 2019. The adoption did not have an impact to the Company’s consolidated financial statements.

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

As required by the standard, the Company adopted the update on July 1, 2018, retrospectively to July 1, 2016, which resulted in an increase in production, distribution, and editorial expenses of $5.5 million; a decrease in selling, general, and administrative expenses of $4.6 million; and an increase in non-operating income, net of $0.9 million for the year ended June 30, 2017. For the year ended June 30, 2018, the adoption of this update resulted in an increase in production, distribution, and editorial expenses of $3.2 million; an increase in selling, general, and administrative expenses of $9.1 million; and an increase in non-operating income, net of $12.3 million. The Company elected the practical expedient allowed by the update and utilized previously disclosed components of net periodic benefit costs from the pension and other postretirement benefit plan note in the June 30, 2018, Form 10-K.

For the year ended June 30, 2019, the implementation of this guidance resulted in an increase in production, distribution, and editorial expenses of $2.6 million; an increase in selling, general, and administrative expenses of $12.9 million; and an increase in non-operating income, net of $15.5 million, compared to that which would have been reported under previous guidance.

ASU 2017-09—In May 2017, the FASB issued additional guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this guidance, an entity does not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions, and classification as an equity or liability instrument are the same immediately before and after the change. This guidance was adopted in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

ASU 2018-15—In August 2018, the FASB issued guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The guidance is effective for the Company beginning in the first quarter of fiscal 2021 with early adoption permitted. The amendments in the update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance prospectively, effective July 1, 2018. The adoption did not have a material impact on the Company's consolidated financial statements.

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. Specifically, the final rule modifies or eliminates disclosures that are redundant, duplicative, overlapping, outdated, or superseded in light of other SEC or U.S. GAAP disclosure requirements or changes in the information environment. Several aspects of the final rule are applicable to the Company but did not have a material impact on the Company's consolidated financial statements. The amendments were effective November 5, 2018, and were implemented in the first quarter of fiscal 2019.

Pending Accounting Pronouncements—

ASU 2016-02—In February 2016, the FASB issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. This standard is required to be applied using a modified retrospective approach, which gives the option of applying the new guidance as of the effective date with enhanced disclosure requirements for comparative periods presented under prior lease guidance or applying the new standard at the beginning of the earliest comparative period presented. The FASB issued amendments to further clarify provisions of this guidance. The standard, including the amendments made since initial issuance, is effective for the Company beginning July 1, 2019, with early adoption permitted.

The Company will adopt this standard on July 1, 2019, using the effective date as the date of initial application. Consequently, prior-period financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. The Company intends to elect the practical expedient package permitted under transition guidance, which allows prior conclusions about lease identification and initial direct costs to not be reassessed and historical lease classification to be carried forward. The Company also currently does not expect to elect the use of the hindsight practical expedient and will make accounting policy elections to exempt leases with an initial term of twelve months or less from balance sheet recognition and not separate lease and non-lease components for certain asset classes of leases.

The Company is in the process of finalizing its implementation efforts which include evaluating the existing lease portfolio and implementing a new lease accounting and administration system. While the Company is still quantifying the effect of adoption, it does expect a material impact on the Consolidated Balance Sheet due to the recognition of the right-of-use assets and related liabilities for operating leases and the inclusion of significantly new disclosures about leasing activities on both a quarterly and annual basis.

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

ASU 2019-02—In March 2019, the FASB issued an accounting standards update which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the update modifies certain aspects of the capitalization, impairment, presentation, and disclosure requirements in the accounting standards for entities in the film and broadcast entertainment industries. The update is effective for the Company in the first quarter of fiscal 2021 and must be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact this update will have on the Company's consolidated financial statements.

2. Acquisitions

Fiscal 2019
On February 28, 2019, Meredith acquired 100 percent of the membership interests in Linfield Media, LLC (Linfield Media), a marketing business focused on online savings and deals, for $16.6 million in cash. The results of Linfield Media have been included in the consolidated financial statements since that date.

The following table summarizes the fair value of total consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed for the national media segment during the year ended June 30, 2019:

(In millions)
Consideration
Cash	$16.6

Recognized amounts of identifiable assets acquired and liabilities assumed
Total identifiable assets acquired	$6.0
Total liabilities assumed	—
Total identified net assets	6.0
Goodwill	10.6
Net assets acquired	$16.6

The following table provides details of the identifiable acquired intangible assets in the acquisition:

(In millions)
Intangible assets subject to amortization
Partner relationships	$3.2
Other	1.2
Total intangible assets	$4.4

The useful life of the partnership relationships is 10 years, and other intangible assets' useful lives range between one year and six years. The goodwill is attributable primarily to expected synergies and the assembled workforces. Goodwill, with an assigned value of $10.6 million, is expected to be fully deductible for tax purposes.

During fiscal 2019, there were $0.1 million acquisition related costs incurred. These costs are included in the acquisition, disposition, and restructuring related activities line in the Consolidated Statements of Earnings.

Fiscal 2018
On January 31, 2018, Meredith completed its acquisition of all the outstanding shares of Time for $18.50 per share, for a total transaction value of $3.2 billion, including the repayment of Time’s outstanding debt. As part of the Acquisition, Meredith also repaid its outstanding debt. These transactions were funded through a combination of borrowings under the Company’s new $1.8 billion secured term loan facility, the issuance of $1.4 billion of senior unsecured notes, the issuance of preferred equity, and cash on hand (refer to Note 7 for additional information on the long-term debt and Note 14 for additional information on the preferred equity).

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

This transaction created a premier media and marketing company serving 175 million American consumers. At Acquisition close, the combined portfolio of brands had a readership of more than 120 million and paid circulation of more than 40 million. The acquisition also increased Meredith’s digital position with nearly 135 million monthly unique visitors in the U.S. While the majority of Time’s operations are reported in Meredith’s national media segment, one business unit of Time is reported in Meredith’s local media segment and certain expenses are reported in unallocated corporate.

The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition. In fiscal 2019, the Company recorded purchase price allocation adjustments relating to the Time acquisition that increased goodwill by $24.6 million, reduced assets held-for-sale by $19.9 million and increased deferred income tax liabilities by $4.7 million. These adjustments resulted from new information about facts and circumstances that existed at the time of the acquisition. The measurement period is now closed.

(In millions)
Cash and cash equivalents	$399.9
Accounts receivable	293.4
Inventory	22.8
Assets held-for-sale	962.2
Other current assets	60.5
Total current assets	1,738.8
Property, plant, and equipment	300.8
Other assets	98.0
Intangible assets	1,147.8
Total identifiable assets acquired	3,285.4
Accounts payable	140.3
Accrued liabilities	195.8
Current portion of unearned revenues	198.5
Liabilities associated with assets held-for-sale	305.5
Total current liabilities	840.1
Unearned revenues	45.0
Deferred income taxes	176.9
Other noncurrent liabilities	104.4
Total liabilities assumed	1,166.4
Total identified net assets	2,119.0
Goodwill	1,107.8
Net assets acquired	$3,226.8

The gross contractual amount of trade receivables acquired was $360.3 million and the contractual amount not expected to be collected was $66.9 million at the acquisition date.

The following table provides details of the identifiable acquired intangible assets:

(In millions)
Intangible assets subject to amortization
Advertiser relationships	$223.5
Publisher relationships	125.0
Partner relationships	95.0
Customer relationships	63.3
Total	506.8
Intangible assets not subject to amortization
Trademarks	641.0
Intangible assets, net	$1,147.8

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

The following table presents the amounts of Time’s revenue and earnings included in Meredith’s Consolidated Statements of Earnings since the date of the acquisition for the years ended June 30, 2019 and 2018. As the Company continues to integrate Time, the ability to separately track Time-revenues and expenses, especially unallocated corporate expenses, becomes less feasible. As such, the Time revenues and expenses as presented below are limited to the combined results from the national media and local media segments and do not include discontinued operations, which are separately presented in Note 4.

Years ended June 30,	2018
(In millions except per share data)
Time total revenues	$625.3
Time net earnings (loss) from continuing operations before income tax	(74.4)

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

As a result of these errors, consumer related revenue and selling, general, and administrative expense were understated on the Company's Consolidated Statements of Earnings and subscription acquisition costs and unearned revenues were understated on the Company's Consolidated Balance Sheets. As these errors also affected certain of the brands held-for-sale (see Note 4), assets held-for-sale and liabilities associated with assets held-for-sale were also understated on the Company's Consolidated Balance Sheets.

Also, in the quarter ended March 31, 2019, the Company recorded an out-of-period adjustment to correct the impact on the opening Time balance sheet of these coding errors. The effect of the adjustment was to reduce selling, general, and administrative expenses by $10.0 million, and increase goodwill by $7.4 million and income tax expense by $2.6 million.

In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, the Company calculated the effect of these errors and determined that they were not material, individually or in the aggregate, to previously issued financial statements and, therefore, amendment of previously filed reports was not required. As permitted by SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company corrected, in the third quarter of fiscal 2019, previously reported results. The amounts shown below differ from amounts reported in the third quarter of fiscal 2019 due to the reclassification of the Money brand from discontinued operations to continuing operations (See Note 4).

In accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, the effect of the correction on each financial statement line item for each period affected is as follows:

Consolidated Balance Sheet as of June 30, 2018	As Reported	Adjustment	As Adjusted
(in millions)
Current portion of subscription acquisition costs	$118.3	$26.7	$145.0
Assets held-for-sale	708.0	11.8	719.8
Subscription acquisition costs	61.1	5.2	66.3
Current portion of unearned revenues	366.8	26.7	393.5
Liabilities associated with assets held-for-sale	188.2	11.8	200.0
Unearned revenues	127.1	5.2	132.3

Consolidated Statements of Earnings	As Reported	Adjustment	As Adjusted
(in millions)
For the twelve months ended June 30, 2018
Consumer related revenue	$912.3	$9.0	$921.3
Selling, general, and administrative expense	978.5	9.0	987.5

For the three months ended September 30, 2018
Consumer related revenue	303.6	12.5	316.1
Selling, general, and administrative expense	337.8	12.5	350.3

For the three months ended December 31, 2018
Consumer related revenue	342.6	15.7	358.3
Selling, general, and administrative expense	330.3	15.7	346.0

Fiscal 2017
On December 7, 2016, Meredith acquired the assets of a digital lead-generation company in the home services market, which has been rebranded Meredith Performance Marketing by the Company. The acquisition-date fair value of the consideration was $21.1 million, which consisted of $13.4 million of cash and $7.7 million of contingent consideration. The contingent consideration arrangement required the Company to make contingent payments based on the achievement of certain operational targets in fiscal 2017 and on financial performance during fiscal 2017 through fiscal 2021 measured in terms of earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 10. The Company paid no contingent consideration in fiscal 2018, and paid $2.6 million in contingent consideration in 2017. Although operating performance for the brand has been positive, revised projections in revenues resulted in lower projected EBITDA than anticipated at acquisition. Therefore, the Company recognized non-cash credits to operations of $3.8 million and $0.4 million in fiscal 2018 and 2017, respectively, to reduce the estimated contingent consideration payable. These credits are recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. A payment of $0.3 million was made during fiscal 2019 related to the fiscal 2018 EBITDA performance. As of June 30, 2019, the Company estimates the future payments will range from $0.6 million to $1.1 million.

Effective April 21, 2017, Meredith acquired WPCH-TV (Peachtree TV), which was operated by Meredith prior to its acquisition. The results of Peachtree TV’s operations have been included in the consolidated financial statements since that date. The cash purchase price was $70.0 million.

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

Prior to Fiscal 2017
In February 2015, Meredith completed its acquisition of Shape. The acquisition agreement included a contingent consideration arrangement that required the Company to pay contingent payments based on certain financial targets over three fiscal years, primarily based on operating profit, as defined in the acquisition agreement. The final payment of $19.0 million was made during fiscal year 2019.

On November 13, 2014, Meredith acquired Mywedding. The acquisition agreement included a contingent consideration arrangement that would require the Company to pay a contingent payment based on the achievement of certain financial targets. Due to the business having failed to achieve certain key targets, the Company reduced the value of the contingent consideration in fiscal 2017. In fiscal 2019, the Company reversed the remaining recorded contingency and as a result recognized a non-cash credit to operations of $5.1 million in the selling, general, and administrative expense line on the Consolidated Statements of Earnings.

3. Inventories

Inventories consist mainly of paper stock, editorial content, books, and other merchandise and are stated at the lower of cost or estimated net realizable value. Cost is determined using the first-in, first-out method for books and weighted average cost method for paper and other merchandise.

Effective January 1, 2018, the Company prospectively changed its method of accounting for paper inventory from the last-in, first-out (LIFO) method to the weighted average cost method. LIFO inventory income included in the Consolidated Statements of Earnings was $1.3 million in fiscal 2018 and $1.7 million in fiscal 2017.

June 30,	2019	2018
(In millions)
Raw materials	$42.7	$32.3
Work in process	15.4	9.6
Finished goods	4.6	2.5
Inventories	$62.7	$44.4

4. Assets Held-for-Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale

The Company classifies an asset as being held-for-sale when the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets that are classified as held-for-sale are recorded at the lower of carrying value or fair value less costs to sell, and are considered to be Level 3 measurements as defined in Note 10. Fair value is preliminary and is expected to be finalized upon completion of the sales, which are expected to occur within calendar 2019. Property and equipment are not depreciated, and intangibles assets are not amortized once classified as held-for-sale. The assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal date.

The following table presents the major components included in assets held-for-sale and liabilities associated with assets held-for-sale which include Sports Illustrated; FanSided, a Sports Illustrated affiliated brand that is being marketed separately from Sports Illustrated; and Viant Technology (Viant), as of June 30, 2019. The balances as of June 30, 2018, include TIME, Fortune, Sports Illustrated (including FanSided), and Viant:

(in millions)	June 30,	2019	2018
Current assets
Cash and cash equivalents		$5.1	$2.3
Accounts receivable, net		78.1	91.4
Inventories		0.1	0.9
Current portion of subscription acquisition costs		34.4	10.4
Other current assets		0.8	5.9
Total current assets		118.5	110.9
Net property, plant, and equipment		14.3	14.1
Subscription acquisition costs		—	4.2
Other assets		20.2	1.0
Intangible assets, net		43.9	112.1
Goodwill		124.1	477.5
Total assets held-for-sale		$321.0	$719.8

Current liabilities
Accounts payable		$45.2	$44.9
Accrued expenses and other liabilities		27.8	14.7
Current portion of unearned revenues		67.9	110.6
Deferred sale proceeds		73.2	—
Total current liabilities		214.1	170.2
Unearned revenues		37.6	29.1
Other noncurrent liabilities		0.4	0.7
Total liabilities associated with assets held-for-sale		$252.1	$200.0

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

The Company announced after the Acquisition that it was exploring the sale of the TIME, Sports Illustrated (including FanSided), Fortune, and Money affiliated brands and its investment in Viant. Management originally expected those sales to close during calendar 2018. In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is also considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to these operations have been included as assets held-for-sale and liabilities associated with assets held-for-sale in the Consolidated Balance Sheets as of June 30, 2018. The required criteria for held-for-sale classification continued to be met at June 30, 2019, for Sports Illustrated, FanSided, and Viant and as such, the assets and liabilities related to these operations have been included as assets held-for-sale and liabilities associated with assets held-for-sale in the Consolidated Balance Sheets as of June 30, 2019. The revenue and expenses, along with associated taxes, for these operations, were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings in fiscal 2019 and 2018. All discontinued operations relate to the national media segment.

In April 2019, a decision was made to retain the Money brand. As this decision was made in the fourth quarter of fiscal 2019, the operations of the Money brand have been classified as continuing operations and the prior-year comparative periods have been recast to reflect Money as a continuing operation since the date of acquisition.

On October 31, 2018, Meredith closed on the sale of the TIME brand to an unrelated third party for $190.0 million in cash. On December 21, 2018, Meredith closed on the sale of the Fortune brand to an unrelated third party for $150.0 million in cash. There was a gain of $2.1 million recognized on the sales. The results of TIME and Fortune were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings until the date of sale. Meredith provided accounting, finance, human resources, information technology, and other similar support services for a period of time under Transition Services Agreements (TSA) with each buyer. Both TSAs were completed during fiscal 2019. In addition, Meredith continues to provide consumer marketing, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OA) with each buyer. The services performed under the OAs have varying terms ranging from 1 to 5 years. Revenue of $4.8 million was earned from performing services under the OAs and is recorded in other revenue in the Consolidated Statements of Earnings for fiscal 2019. An $18.9 million reduction of selling, general, and administrative expenses was recorded for performing services under the TSAs in the Consolidated Statements of Earnings for fiscal 2019.

In May 2019, the first step of a two-step transaction to sell Sports Illustrated was completed. At the time of first close, $90.0 million was received from the buyer. Simultaneously, the Company entered into an agreement to license back a portion of the Sports Illustrated brand to continue operating the publishing business. Although, under the agreement certain assets of the brand were sold for legal and tax purposes, because the Company retains control of the publishing business until the second close, the legal transfer of those assets has not been presented as a sale within the consolidated financial statements. At the time of the second close, Meredith will owe the buyer $11.6 million for accounts receivable and accounts payable retained by Meredith, and a working capital true-up estimated to be approximately $1.2 million (subject to adjustment). Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $8.5 million was recognized during the fourth quarter of fiscal 2019. The agreement for the sale of Sports Illustrated includes an earn-out provision whereby the buyer would pay Meredith up to $20.0 million should certain revenue targets (as defined in the agreement) be achieved by the buyer by July 1, 2027. As receipt of such amounts is not deemed probable or estimable as of June 30, 2019, no receivable amount has been recorded as of June 30, 2019. No significant additional gain or loss is expected upon the second close, which is anticipated to occur in September 2019. Meredith expects to enter into a TSA with the buyer upon second close.

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

In connection with the sale of TIUK, a liability of $9.2 million was recorded in other liabilities in connection with a lease guarantee by Time. The guarantee is related to a lease of office space by TIUK in the U.K. through December 31, 2025. The carrying value of the lease guarantee was $8.0 million and $8.7 million at June 30, 2019 and 2018, respectively. The Company is only obligated to pay for the lease guarantee in the event that TIUK fails to perform under the lease agreement. If TIUK fails to perform under the lease agreement, the maximum lease guarantee obligation for which the Company would be liable is approximately $66.9 million as of June 30, 2019. The Company has assessed that it is unlikely that TIUK will not perform its obligations under the lease.

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that has been or is expected to be repaid with the proceeds from the sale of TIME, Fortune, Sports Illustrated, FanSided, and Viant.

Amounts applicable to discontinued operations in the Consolidated Statements of Earnings are as follows:

Years ended June 30,	2019	2018
(In millions except per share data)
Revenues	$423.4	$253.8
Costs and expenses	(408.5)	(242.7)
Impairment of goodwill	(8.5)	—
Interest expense	(21.4)	(11.9)
Gain (loss) on disposal	2.1	(12.3)
Loss before income taxes	(12.9)	(13.1)
Income tax expense	(69.9)	(1.5)
Loss from discontinued operations, net of income taxes	$(82.8)	$(14.6)
Loss per share from discontinued operations
Basic	$(1.83)	$(0.32)
Diluted	(1.82)	(0.32)

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the years ended June 30, 2019 and 2018. Share-based compensation expense related to discontinued operations of $0.5 million and $3.7 million is included in the calculation of net cash provided by operating activities in the Consolidated Statements of Cash Flows for June 30, 2019 and 2018, respectively.

Dispositions

On July 1, 2017, Meredith's national media segment sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable was due in annual installments over a period of 8 years. At June 30, 2018, there was $3.2 million in unamortized discount and an allowance of $3.0 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in acquisition, disposition, and restructuring related activities in the Consolidated Statements of Earnings. Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retained a 30 percent interest, had a seat on the board, and had approval rights over certain limited matters, Meredith accounted for this investment under the equity method of accounting.

In September 2018, Meredith sold its remaining 30 percent interest in Charleston Tennis LLC to an unrelated third party. In return, Meredith received cash of $13.3 million, of which $5.1 million was for the Company's remaining 30 percent interest and $8.2 million was repayment of the principal and interest accrued on the note receivable recorded upon the Company's sale of its 70 percent interest in July 2017. The Company recognized a gain on the sale of $10.4 million, of which $4.1 million represented a gain on the Company's 30 percent interest and is recorded in non-operating income, net in the Consolidated Statements of Earnings, while the remainder is recorded in acquisition, disposition, and restructuring related activities in the Consolidated Statements of Earnings, as such represents recovery of a previously impaired note receivable.

In March 2018, the Company announced an agreement to sell Meredith Xcelerated Marketing (MXM). This transaction closed in May 2018. The Company did not report the operations of MXM as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The results of MXM, as well as the gain of $11.5 million on the sale, which is included as a credit in the acquisition, disposition, and restructuring related activities line, are included within continuing operations in the Consolidated Statements of Earnings. A loss of $0.8 million and a profit of $11.2 million were included in earnings from continuing operations before income taxes related to MXM for the years ended June 30, 2018 and 2017, respectively.

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2019			2018
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$213.3	$(102.0)	$111.3	$212.3	$(41.1)	$171.2
Publisher relationships	125.0	(25.4)	99.6	125.0	(7.4)	117.6
Partner relationships	98.2	(22.7)	75.5	95.0	(6.6)	88.4
Customer lists	67.5	(46.3)	21.2	67.5	(14.0)	53.5
Other	23.2	(14.9)	8.3	22.0	(11.9)	10.1
Local media
Network	229.3	(155.1)	74.2	229.3	(148.6)	80.7
Advertiser relationships	12.5	(5.8)	6.7	25.0	(3.5)	21.5
Retransmission agreements	27.9	(19.1)	8.8	27.9	(14.9)	13.0
Other	1.7	(1.2)	0.5	1.7	(0.8)	0.9
Total	$798.6	$(392.5)	406.1	$805.7	$(248.8)	556.9
Intangible assets not subject to amortization
National media
Trademarks			724.5			766.3
Internet domain names			7.8			7.8
Local media
FCC licenses			675.2			675.2
Total			1,407.5			1,449.3
Intangible assets, net			$1,813.6			$2,006.2

Amortization expense was $155.1 million in fiscal 2019, $74.8 million in fiscal 2018, and $19.1 million in fiscal 2017. Future amortization expense for intangible assets is expected to be as follows: $140.8 million in fiscal 2020, $84.2 million in fiscal 2021, $41.4 million in fiscal 2022, $39.6 million in fiscal 2023, and $32.5 million in fiscal 2024. Actual future amortization expense could differ from these estimates as a result of future acquisitions, dispositions, and other factors.

During the Company’s annual impairment tests performed as of May 31, 2019, it identified several impaired trademarks. As a result, the national media segment recorded a non-cash impairment charge of $41.8 million to fully impair the Money and Coastal Living brand trademarks and to partially impair the Shape and Family Circle brand trademarks. The Company’s decision to discontinue the print publication of Money and transition Coastal Living from a subscription magazine to a newsstand only title resulted in the impairment of these trademarks. The lack of sales growth resulted in the carrying value of the trademarks for the Shape and Family Circle brands to exceed their fair values. The fair values of the trademarks are determined based on significant inputs not observable in the market. These charges were recorded in the impairment of long-lived assets line in the Consolidated Statements of Earnings. No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s fiscal 2019 annual impairment tests.

During fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather to include it as a feature within Parents magazine and to discontinue FamilyFun as a subscription title and instead publish it only for sale on newsstand. These decisions were determined to be triggering events requiring Meredith to evaluate the trademarks within the Company’s Parents Network for impairment. The reduction in advertising revenue caused by the discontinuation of Fit Pregnancy and Baby and the change in FamilyFun to a newsstand only title, as well as updated revenue projections for the Parents Network resulted in an impairment of the trademarks. As such, during fiscal 2018, the national media segment recorded a non-cash impairment charge of $22.7 million to partially impair the trademarks within the Company’s Parents Network. This impairment charge was recorded in the impairment of long-lived assets line in the Consolidated Statements of Earnings. No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s annual impairment tests performed as of May 31, 2018.

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

Changes in the carrying amount of goodwill were as follows:

(In millions)	National Media	Local Media	Total
Balance at June 30, 2017
Goodwill	$943.8	$80.6	$1,024.4
Accumulated impairment losses	(116.9)	—	(116.9)
	826.9	80.6	907.5
Acquisitions	1,028.0	35.2	1,063.2
Disposals [1]	(54.9)	—	(54.9)
Balance at June 30, 2018
Goodwill	1,800.0	115.8	1,915.8
Accumulated impairment losses	—	—	—
	1,800.0	115.8	1,915.8
Acquisitions	10.6	0.8	11.4
Acquisition adjustments	52.2	—	52.2
Balance at June 30, 2019
Goodwill	1,862.8	116.6	1,979.4
Accumulated impairment losses	—	—	—
	$1,862.8	$116.6	$1,979.4

[1]	In connection with the sale of MXM, goodwill was reduced by $171.8 million and accumulated impairment losses was reduced by $116.9 million.

During fiscal 2017, the Company’s goodwill reporting units were national media magazine brands, MXM, and local media. Due to the sale of MXM and acquisition of Time in fiscal 2018, the Company’s reporting units were national media, local media excluding MNI, and MNI. With changes in the discrete financial information presented to the Chief Operating Decision Maker, during fiscal 2019 the Company’s reporting units were national media and local media. No reallocation of existing goodwill was required as a result of the change in reporting units as the goodwill attributable to MNI from the acquisition of Time is within our local media operating segment.

For fiscal 2019 and fiscal 2018, the Company performed its annual impairment review for the national media reporting unit as of May 31 using a quantitative goodwill impairment test. Based on the results of the analyses, the fair value exceeded the carrying value and thus resulted in no indication of impairment for fiscal 2019 or fiscal 2018.

For fiscal 2019, the local media reporting unit performed qualitative assessment as of its measurement date of May 31, 2019, which indicated no impairment. For fiscal 2018, the local media reporting unit excluding MNI and the MNI reporting unit performed qualitative assessments that did not indicate impairment for either reporting unit. With no indications of impairment, quantitative goodwill impairment analyses for fiscal 2019 and fiscal 2018 were not deemed necessary.

In fiscal 2017, the Company performed its annual goodwill impairment analysis on the magazine brands, MXM, and local media reporting units as of May 31, 2017. No impairments were recorded as a result of these reviews.
6. Restructuring Accruals

During fiscal 2019, management committed to several performance improvement plans related primarily to business realignments, including continuing those related to the integration of Time that began in fiscal 2018. Improvement plans that were made and executed upon during fiscal 2019 related to the strategic decision to merge Cooking Light magazine with EatingWell, transition Coastal Living from a subscription magazine to a special interest publication, to change Entertainment Weekly from a weekly to a monthly publication, to consolidate much of the local media's digital advertising functions with MNI Targeted Media, and to outsource newsstand sales and marketing operations. During fiscal 2019, the Company also incurred restructuring costs related to the consolidation of office space including closing the Time Customer Service facility in Tampa, Florida and other office locations in Brooklyn, New York and Birmingham, Alabama. The fiscal 2019 performance improvement plans affected approximately 300 people, approximately 225 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. In connection with these plans, the Company recorded a pre-tax restructuring charge of $56.3 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $31.1 million, mainly related to the closing of office locations in Tampa, Brooklyn, and Birmingham, which are recorded in the acquisition, disposition, and restructuring related activities line of the Consolidated Statements of Earnings. The majority of the severance costs are expected to be paid out over a 12-month period.

Details of the severance and related benefit costs by segment for the performance improvement plans are as follows:

	Amount Accrued in the Period		Total Amount Expected to be Incurred
Years ended June 30,	2019	2018
(in millions)
National media	$39.2	$51.5	$39.6
Local media	2.0	0.9	2.0
Unallocated corporate	15.1	52.5	15.1
	$56.3	$104.9	$56.7

During fiscal 2018, management committed to and executed upon several performance improvement plans, including those related to the integration of Time as well as other smaller restructurings. As part of the Company’s plan to realize cost synergies from the Acquisition, management committed to a performance improvement plan to reduce headcount. In addition to the Acquisition related plan, smaller performance improvement plans took place during the year that were related to the strategic decisions to no longer publish Fit Pregnancy and Baby magazine as a standalone title, but instead to include it as a feature within Parents magazine, and to no longer publish FamilyFun and Martha Stewart Weddings as subscription titles, but rather to sell them on the newsstand as special interest publications. The fiscal 2018 performance improvement plans affected approximately 1,800 employees, primarily in the national media and unallocated corporate departments. In connection with these plans, the Company recorded a pre-tax restructuring charge of $104.9 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $0.5 million, which are recorded in the acquisition, disposition, and restructuring related activities line of the Consolidated Statements of Earnings. The majority of severance costs have been paid out.

During fiscal 2017, management committed to several performance improvement plans related primarily to business realignments. These actions resulted in selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.4 million including $11.9 million for severance and related benefit costs related to the involuntary termination of employees and other accruals of $0.3 million. The severance costs have been paid out. The plans affected approximately 215 employees. The Company also wrote down manuscript and art inventory by $0.2 million. These costs and expenses are recorded in the acquisition, disposition, and restructuring related activities line of the Consolidated Statements of Earnings.

During the years ended June 30, 2019, 2018, and 2017, the Company recorded reversals of $6.0 million, $0.8 million, and $1.8 million, respectively, of excess restructuring reserves accrued in prior fiscal years. The reversals of excess restructuring reserves are recorded as a credit in the acquisition, disposition, and restructuring related activities line of the Consolidated Statements of Earnings.

Details of changes in the Company’s restructuring accrual are as follows:

Years ended June 30,	2019			2018
(in millions)	Employee Terminations	Other Exit Costs	Total	Employee Terminations	Other Exit Costs	Total
Balance at beginning of year	$101.3	$6.3	$107.6	$8.7	$—	$8.7
Accrual on Time’s opening balance sheet	—	—	—	38.5	6.6	45.1
Accruals	56.3	31.1	87.4	104.9	1.4	106.3
Cash payments	(109.5)	(13.0)	(122.5)	(49.9)	(1.7)	(51.6)
Other accruals	—	—	—	(0.1)	—	(0.1)
Reversal of excess accrual	(4.4)	(1.6)	(6.0)	(0.8)	—	(0.8)
Balance at end of year	$43.7	$22.8	$66.5	$101.3	$6.3	$107.6

As of June 30, 2019, of the $66.5 million liability, $48.4 million was classified as current liabilities on the Consolidated Balance Sheets, with the remaining $18.1 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2031 and relate primarily to lease payments for space that has been vacated.

7. Long-term Debt

Long-term debt consists of the following:

	June 30, 2019
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,062.5	$(15.6)	$1,046.9
Revolving credit facility of $350 million, due 1/31/2023	35.0	—	35.0
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,272.9	(21.5)	1,251.4
Total long-term debt	2,370.4	(37.1)	2,333.3
Current portion of long-term debt	—	—	—
Long-term debt	$2,370.4	$(37.1)	$2,333.3

	June 30, 2018
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,795.5	$(33.4)	$1,762.1
Revolving credit facility of $350 million, due 1/31/2023	—	—	—
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,400.0	(26.5)	1,373.5
Total long-term debt	3,195.5	(59.9)	3,135.6
Current portion of long-term debt	(18.0)	0.3	(17.7)
Long-term debt	$3,177.5	$(59.6)	$3,117.9

In connection with the Acquisition, in January 2018, the Company repaid and terminated its existing indebtedness. Meredith recognized a loss on extinguishment of debt of $2.2 million related to this termination. Additionally, with the repayment of debt, the Company settled the associated interest rate swap agreements and recognized a gain on the settlement of $1.6 million. The loss on extinguishment of debt and gain on the settlement of the swaps recorded during fiscal 2018 are both presented in the interest expense, net line in the Consolidated Statements of Earnings.

Also, in connection with the Acquisition, in January 2018, the Company entered into new credit arrangements with a total capacity of $3.6 billion comprised of a variable-rate credit facility and senior unsecured notes. The variable-rate credit facility includes a secured term loan (Term Loan B) with $1.8 billion of original aggregate principal and a 5-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2019, there was $35.0 million of borrowings outstanding under the revolving credit facility. In addition, there were $3.6 million of standby letters of credit issued under the revolving credit facility resulting in availability of $311.4 million at June 30, 2019. The Term Loan B matures in 2025 and originally amortized at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. However, as $200.0 million was paid on the Term Loan B in the first quarter of fiscal 2019, there are no future amortization requirements under the credit agreement.

The senior unsecured notes had an aggregate original principal balance of $1.4 billion maturing in 2026 (2026 Senior Notes) with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

Principal payments on debt due in the succeeding fiscal years include $35.0 million due in fiscal 2023, $1.1 billion due in fiscal 2025, and $1.3 billion due in fiscal 2026.

The original interest rate under the Term Loan B was based on the London Interbank Offered Rate (LIBOR) plus a spread of 3.0 percent. The Company repriced the Term Loan B effective October 26, 2018. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent as of the repricing date until maturity or when the Company's leverage ratio drops below 2.25 to 1, at which time the spread will decrease to 2.5 percent. The revolving credit facility bears interest at LIBOR plus a spread ranging from 2.5 percent to 3.0 percent. The Term Loan B bore interest at a rate of 5.15 percent at June 30, 2019. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid.

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

Payments totaling $733.0 million were made on the Term Loan B during fiscal 2019. In addition to the Term Loan B repayments, the Company repurchased $127.1 million of its 2026 Senior Notes. These payments were all made in advance of scheduled maturities and thus were considered extinguishments of the debt. Therefore, as a result of these prepayments, extinguishment losses of $18.4 million were recognized during fiscal 2019. The extinguishment loss included a premium paid on the repurchase of the 2026 Senior Notes of $1.8 million.

Of the total debt extinguishment loss of $18.4 million incurred during fiscal 2019, $10.9 million was recorded in interest expense, net and the remaining $7.5 million was recorded in loss from discontinued operations, net of income taxes in the Consolidated Statements of Earnings. The portion of the extinguishment loss that was recorded in the loss from discontinued operations, net of income taxes line was related to debt repaid with the proceeds from the sale of assets held-for-sale. Refer to Note 4 for further discussion.

In fiscal 2018, the Company incurred $14.7 million of deferred financing costs and $56.0 million of discount costs that are being amortized into interest expense over the lives of the respective facilities. The Company also incurred a $17.5 million bridge loan commitment fee. The fee is presented in the interest expense, net line in the Consolidated Statements of Earnings.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs totaled $196.1 million in fiscal 2019, $92.9 million in fiscal 2018, and $18.8 million in fiscal 2017. As further discussed in Note 4, a portion of interest expense and amortization of debt issuance costs related to long-term debt is recorded in the loss from discontinued operations, net of income taxes line in the Consolidated Statements of Earnings.

8. Income Taxes

Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Reform Act. The Tax Reform Act made broad and complex changes to the U.S. tax code that affected our fiscal year ended June 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) bonus depreciation that allows for full expensing of qualified property and (3) limitations on the deductibility of interest expense and certain executive compensation and (4) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Tax Reform Act reduced the federal corporate tax rate to 21 percent in the fiscal year ended June 30, 2018. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in. Pursuant to Section 15 of the Internal Revenue Code, the Company applied a blended corporate tax rate of 28.1 percent for fiscal 2018, which was based on the applicable tax rates before and after the Tax Reform Act and the number of days in the year, and 21 percent for subsequent fiscal years.

In connection with our initial analysis of the impact of the Tax Reform Act, we recorded a provisional net tax benefit of $133.0 million for the year ended June 30, 2018. This net benefit primarily consists of a benefit for the corporate rate reduction. As the Company was projecting a net operating loss for the fiscal year ended June 30, 2018, deferred tax assets and liabilities expected to be recognized in the fiscal year ended June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate. Due to our limited international operations, the impact of the transitional tax was immaterial. The transitional impact was finalized during the fiscal year ended June 30, 2019, with no significant impact on income tax expense.

Beginning with the fiscal year ended June 30, 2019, a 21 percent rate federal rate is applicable for the full year and future years until additional legislation is enacted. Any legislative changes, as well as any other new or proposed Treasury regulations to address questions that arise because of the Tax Reform Act, may result in additional income tax impacts which could be material in the period any such changes are enacted.

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

The following table shows income tax expense (benefit) attributable to earnings (loss) from continuing operations before income taxes:

Years ended June 30,	2019	2018	2017
(In millions)
Current
Federal	$(29.8)	$1.8	$62.2
State	(2.8)	1.2	0.4
Foreign	0.6	0.2	—
	(32.0)	3.2	62.6
Deferred
Federal	42.0	(129.9)	33.0
State	1.6	3.2	5.8
Foreign	(0.1)	(0.1)	—
	43.5	(126.8)	38.8
Income tax expense (benefit)	$11.5	$(123.6)	$101.4

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2019	2018	2017
U.S. statutory tax rate	21.0%	28.1%	35.0%
State income taxes, less federal income tax benefits	(0.7)	27.8	3.0
Foreign operations	(13.3)	(74.2)	—
Rate change	(0.1)	1,312.5	—
Settlements - audits / tax litigation	(2.5)	10.4	(2.3)
Sale of domestic subsidiary	—	67.3	—
Nondeductible compensation	3.7	(176.4)	0.3
Other	0.1	86.9	(1.1)
Effective income tax rate	8.2%	1,282.4%	34.9%

The Company’s effective tax rate was 8.2 percent in fiscal 2019, 1,282.4 percent in fiscal 2018, and 34.9 percent in fiscal 2017. The fiscal 2019 effective tax rate was primarily impacted by a credit to income taxes of $23.5 million related to the write-off of worthless stock and related bad debt. The fiscal 2018 effective tax rate was primarily impacted by a credit to income taxes of $133.0 million related to tax reform. The fiscal 2017 effective tax rate was primarily impacted by a credit to income taxes of $4.4 million related to the resolution of certain federal and state tax uncertainties recorded in fiscal 2017.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2019	2018
(In millions)
Deferred tax assets
Accounts receivable allowances and return reserves	$19.3	$6.8
Compensation and benefits	29.6	44.0
Indirect benefit of uncertain state and foreign tax positions	6.8	6.4
Investment in foreign subsidiary	—	62.1
Investment in partnerships	15.4	8.4
Tax loss carryforwards	57.7	127.8
Accelerated gains from dispositions	18.2	—
All other assets	16.9	8.8
Total deferred tax assets	163.9	264.3
Valuation allowance	(21.7)	(21.1)
Net deferred tax assets	142.2	243.2
Deferred tax liabilities
Subscription acquisition costs	66.9	43.4
Accumulated depreciation and amortization	559.2	612.0
Deferred gains from dispositions	15.8	15.7
All other liabilities	4.9	4.6
Total deferred tax liabilities	646.8	675.7
Net deferred tax liability	$504.6	$432.5

The Company has $56.1 million of net operating loss carryforwards for federal purposes and $161.6 million for state purposes, which, if unused, have expiration dates through fiscal 2038. It is expected that all federal net operating loss carryforwards will be utilized prior to expiration.

There was an increase in the valuation allowance of approximately $0.6 million during the fiscal 2019, which was related primarily to foreign and state net operating losses.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2019	2018
(In millions)
Balance at beginning of year	$60.2	$29.5
Increase in positions acquired in business combination	—	31.9
Increases in tax positions for prior years	0.2	0.4
Decreases in tax positions for prior years	(0.7)	—
Increases in tax positions for current year	0.6	5.6
Settlements	(0.1)	(4.2)
Lapse in statute of limitations	(6.5)	(3.0)
Balance at end of year	$53.7	$60.2

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $44.5 million as of June 30, 2019, and $49.7 million as of June 30, 2018. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $12.0 million and $8.4 million as of June 30, 2019 and 2018, respectively.

The total amount of unrecognized tax benefits at June 30, 2019, may change significantly within the next 12 months, decreasing by an estimated range of $15.3 million to $4.4 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company’s federal tax returns for fiscal years prior to fiscal 2016 are no longer subject to IRS examination. Certain items from completed examinations of fiscal 2006 through fiscal 2012 are pending outcome of litigation in Federal District Court as of June 30, 2019. In addition, Time is under IRS examination for the period 2008 - 2014 (pre-spin). The Company has various state income tax examinations ongoing at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). In connection with the acquisition of Time, the Company assumed the Tax Matters Agreement (TMA) entered into with Time Warner that requires Time to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off from Time Warner, which was completed on June 6, 2014. With respect to taxes other than those incurred in connection with the Spin-Off, the TMA provides that the Company will indemnify Time Warner for (1) any taxes of Time and its subsidiaries for all periods after the Distribution and (2) any taxes of the Time Warner group for periods prior to the Distribution to the extent attributable to Time or its subsidiaries. For purposes of the indemnification described in clause (2), however, Time will generally be required to indemnify Time Warner only for any such taxes that are paid in connection with a tax return filed after the Distribution or that result from an adjustment made to such taxes after the Distribution. In these cases, Time’s indemnification obligations generally would be computed based on the amount by which the tax liability of the Time Warner group is greater than it would have been absent Time’s inclusion in its tax returns (or absent the applicable adjustment). Time and Time Warner will generally have joint control over tax authority audits or other tax proceeding related to Time specific tax matters. As of June 30, 2019 and 2018, the Company has recorded a liability in connection with the TMA of $27.5 million and $26.0 million, respectively.

9. Commitments and Contingent Liabilities

The Company has commitments under certain firm contractual arrangements (firm commitments) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Commitments not recorded on the Consolidated Balance Sheets consist primarily of operating lease arrangements, and purchase obligations for goods and services. Other commitments, which are recorded on the Consolidated Balance Sheets, consist primarily of debt and pension obligations. Commitments expected to be paid over the next five years and thereafter are as follows:

	Payments Due In
Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)
Operating leases	$61.3	$57.5	$54.9	$52.4	$52.8	$397.7	$676.6
Broadcast rights payable
Recorded commitments	6.5	3.7	2.8	1.7	0.3	—	15
Unavailable rights	11.2	2.9	0.2	—	—	—	14.3
Total commitments	$79.0	$64.1	$57.9	$54.1	$53.1	$397.7	$705.9

The Company occupies certain facilities and uses certain equipment under long-term, non-cancelable operating lease agreements through 2032. Future minimum operating lease payments have been reduced by future minimum sublease income of $7.7 million in fiscal 2020, $8.7 million in fiscal 2021, $9.3 million in fiscal 2022, $9.1 million in fiscal 2023, $9.5 million in fiscal 2024 and $24.2 million thereafter. Non-cancellable sublease income is committed through 2026. Rent expense under such leases was $67.6 million in fiscal 2019, $45.9 million in fiscal 2018, and $20.1 million in fiscal 2017.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable rights amounted to $14.3 million at June 30, 2019. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company’s current borrowing rate, was $13.6 million at June 30, 2019.

Lease Guarantees

In March 2018, the Company sold TIUK, a U.K. multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in other noncurrent liabilities in connection with a lease of office space in the U.K. through December 31, 2025, which is guaranteed by the Company. The lease guarantee liability is being amortized into earnings over the life of the lease. The carrying value of the lease guarantee was $8.0 million at June 30, 2019. The Company is only obligated to pay for the lease guarantee in the event that TIUK fails to perform under the lease agreement. If TIUK fails to perform under the lease agreement, the maximum lease guarantee obligation for which the Company would be liable is approximately $66.9 million as of June 30, 2019. The Company has assessed that it is unlikely that TIUK will not perform its obligations under the lease.

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Consolidated Balance Sheets, was $2.6 million at June 30, 2019, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $15.3 million as of June 30, 2019.

Legal Proceedings

In the ordinary course of business, Meredith is a defendant in or party to various legal claims, actions, and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration, or adjudication, and involve a variety of areas of law. Time Inc. (now known as TI Gotham Inc.), which is now a wholly-owned subsidiary, previously reported on, and the Company updates below, the following legal proceedings.

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) (TIR) for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency (CRA), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the same type of situation during the years 2009 to 2010, and TIR filed similar objections as for prior years. By letter dated June 19, 2015 the CRA requested payment of C$89.8 million, which includes interest accrued and stated that failure to pay may result in legal action. TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. Including interest accrued, the total of the reassessments claimed by the CRA for the years 2006 to 2010 was C$91 million as of November 30, 2015. The parties are engaged in mediation.

The Company establishes an accrued liability for specific matters, such as a legal claim, when the Company determines both that a loss is probable, and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Due to the inherent difficulty of predicting the outcome of litigation, claims and other matters, the Company often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019. On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019. Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. The defendants have not yet responded to either complaint but intend to vigorously oppose them. The Company expresses no opinion as to the ultimate outcome of these matters.

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

The following table sets forth the carrying value and the estimated fair value of the Company’s financial instruments not measured at fair value on a recurring basis:

	June 30, 2019		June 30, 2018
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$15.0	$13.6	$29.7	$27.4
Long-term debt	2,333.3	2,452.9	3,135.6	3,179.8

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt is based on pricing from observable market information obtained from a non-active market, therefore is included as a Level 2.

As of June 30, 2019, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 12. In addition, the Company has liabilities related to contingent consideration payables that are valued at estimated fair value as discussed in Note 2.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	June 30, 2019	June 30, 2018
Accrued expenses and other liabilities
Contingent consideration	$—	$24.6
Deferred compensation plans	4.7	8.4
Other noncurrent liabilities
Contingent consideration	0.8	0.8
Deferred compensation plans	16.2	21.0

The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represent Level 2 measurements. The fair value of the contingent consideration is based on significant inputs not observable in the market and thus represent a Level 3 measurement.

The following table represents the changes in the fair value of assets and liabilities subject to Level 3 remeasurement during the years ended June 30, 2019 and 2018.

Years ended June 30,	2019	2018
(in millions)
Contingent consideration
Balance at beginning of year	$25.4	$34.2
Accrual on Time’s opening balance sheet [1]	—	1.1
Payments	(19.3)	(5.1)
Fair value adjustment of contingent consideration	(5.3)	(4.8)
Balance at end of year	$0.8	$25.4

Trademarks
Balance at beginning of year [2]	$69.0	$55.7
Impairment	(41.8)	(22.7)
Balance at end of year	$27.2	$33.0

Investment in Next Issue Media
Balance at beginning of year [3]	$—	$11.0
Additions due to investment and acquisition	—	3.3
Equity method investment losses	—	(3.6)
Impairment	—	(9.3)
Sale	—	(1.4)
Balance at end of year	$—	$—

Lease guarantee
Balance at beginning of year	$—	$—
Accrual on Time’s opening balance sheet	—	3.6
Issuance of new guarantees	—	9.2
Fair market value adjustment of lease guarantees	—	(0.4)
Foreign currency exchange impact	—	(0.5)
Balance at end of year	$—	$11.9

1 Of this amount, $0.5 million was classified in liabilities associated with assets held-for-sale on the opening balance sheet, and was subsequently paid in fiscal 2018.
[2] Book value of trademarks impaired during the year.
[3] Book value of investment impaired during the year.

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in selling, general, and administrative in the Consolidated Statements of Earnings.

Meredith recorded impairment on certain national media trademarks at its annual impairment measurement date of May 31, 2019. Therefore, the $27.2 million of impaired trademarks are considered to be held at fair value at June 30, 2019, on a non-recurring basis. Certain national media trademarks were impaired during fiscal 2018 thus deemed to be measured at fair value on a non-recurring basis, which totaled $33.0 million. The fair values of the trademarks are determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and Company specific risk. Estimated cash flows are based upon internally developed estimates and the revenue growth rates are based on industry knowledge and historical performance. For further discussion of the impairment of these trademarks, refer to Note 5.

The impairment of trademarks is included in the impairment of long-lived assets line in the Consolidated Statements of Earnings. Next Issue Media was reported as a cost method investment as of June 30, 2017, and the impairment of this investment is recorded in non-operating expense, net in the Consolidated Statements of Earnings.

In the Acquisition, the Company assumed lease guarantees related to space leased by various former Time subsidiaries. The fair value of the lease guarantees was derived using a probability weighted present value of expected future payments using the with-and-without approach, for which the Company used unobservable inputs that are classified as Level 3 under the fair value hierarchy. The lease guarantee liabilities are being amortized into earnings on a straight-line basis over the lives of the respective leases, the longest of which extends through November 2030. The lease guarantees are not considered to be measured at fair value at June 30, 2019 or 2018.

11. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 18) is as follows.

June 30, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$690.1	$—	$—	$690.1
Non-political spot	—	323.3	—	323.3
Political spot	—	102.9	—	102.9
Digital	394.9	15.8	—	410.7
Third party sales	65.3	96.2	(1.9)	159.6
Total advertising related	1,150.3	538.2	(1.9)	1,686.6
Consumer related
Subscription	693.7	—	—	693.7
Retransmission	—	316.5	—	316.5
Newsstand	165.5	—	—	165.5
Affinity marketing	83.6	—	—	83.6
Licensing	94.4	—	—	94.4
Digital consumer driven	39.9	—	—	39.9
Total consumer related	1,077.1	316.5	—	1,393.6
Other
Projects based	50.5	—	—	50.5
Other	48.7	9.1	—	57.8
Total other	99.2	9.1	—	108.3
Total revenues	$2,326.6	$863.8	$(1.9)	$3,188.5

As a result of the adoption of ASC 606, the Company determined that certain barter revenue and expense will no longer be recognized. As a result, $1.9 million of the current portion of broadcast rights and the current portion of broadcast rights payable and $8.2 million of the noncurrent portion of broadcast rights and the noncurrent portion of broadcast rights payable were written off in the first quarter of fiscal 2019. Other impacts from the adoption of ASC 606 on the consolidated financial statements were immaterial.

CONTRACT BALANCES

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $394.0 million at July 1, 2018 and $458.9 million at June 30, 2019, and are presented as current portion of unearned revenues on the Consolidated Balance Sheets. Noncurrent contract liabilities were $132.3 million and $318.6 million at July 1, 2018 and June 30, 2019, respectively, and are reflected as unearned revenues on the Consolidated Balance Sheets. Subscription revenue of $371.4 million recognized in the year ended June 30, 2019, was in contract liabilities at the beginning of the period. An additional $13.2 million of revenue recognized in fiscal 2019 was related to the liability balance as of the beginning of the period.

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

TRANSACTION PRICE AND AMOUNTS ALLOCATED TO PERFORMANCE OBLIGATIONS

Determining the Transaction Price—Certain advertising contracts contain variable components of the transaction price, such as volume discounts and rebates. Meredith has sufficient historical data and has established processes to reliably estimate these variable components of the transaction price.

Certain spot advertising contracts contain a guarantee of ratings performance that requires Meredith to compensate the advertiser with additional advertising if the guaranteed ratings are not met. Meredith has established a reserve based on the rating points due to advertisers at the end of each fiscal quarter valued at the average station cost per point.

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

CONTRACT COSTS

Assets Recognized from Contract Costs—The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental and therefore meet the capitalization criteria. These capitalized costs are amortized as revenue is recognized or over the term of the agreement. Direct mail costs also meet the requirements to be capitalized as assets if they are proven to be recoverable. As of June 30, 2019, the balances recognized from the costs incurred to obtain contracts with customers was $515.9 million, $242.0 million of which was recorded in current portion of subscription acquisition costs and $273.9 million was recorded in subscription acquisition costs on the Consolidated Balance Sheets. The amount of amortization that the Company recognized during fiscal 2019 was $319.5 million. There were no impairments of contract assets recognized during the year ended June 30, 2019.

12. Pension and Postretirement Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution saving plan for most of its U.S. based employees. Eligible Company employees may participate in the Meredith Savings and Investment Plan, a defined contribution plan that allows eligible employees to contribute a percentage of their salary, commissions, and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code (Section 401(k)) and the Company makes matching contributions to the plan subject to the limits of the plan. The Company currently matches 100 percent of the first 4 percent and 50 percent of the next 1 percent of employee contributions.

In connection with the Acquisition, certain employees continued to participate, through December 31, 2018, in the defined contribution savings plan that Time had in place for its employees in the U.S., the Time Inc. Savings Plan. For the Time Inc. Savings Plan, the Company matched 100 percent of the first 4 percent and 50 percent of the next 2 percent of eligible compensation. In addition to the annual employer contribution made to the Time Inc. Savings Plan, following the plan year, the Company made an employer match contribution of up to 5 percent of each participant’s compensation less any employer matching contribution made within the plan year to those participants who contributed up to 6 percent of their compensation for the plan year. The Time Inc. Savings Plan merged into the Meredith Savings and Investment Plan effective for the 2019 calendar plan year.

Employees are allowed to choose among various investment options. The Meredith Savings and Investment Plan included an investment option in the Company’s common stock until December 31, 2018. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. Company contribution expense under these plans totaled $22.6 million in fiscal 2019, $19.6 million in fiscal 2018, and $10.9 million in fiscal 2017.

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

The liabilities associated with the plans fluctuate with hypothetical yields of the underlying investments. Liabilities for the uncollateralized plans were approximately $20.9 million and $29.4 million at June 30, 2019 and 2018, respectively, of which approximately $4.7 million was reflected in accrued compensation and benefits and approximately $16.2 million was reflected in other noncurrent liabilities on the Consolidated Balance Sheets at June 30, 2019 and approximately $8.4 million was reflected in accrued compensation and benefits and approximately $21.0 million was reflected in other noncurrent liabilities on the Consolidated Balance Sheets at June 30, 2018.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company’s net assets/liabilities for pension and other postretirement benefits:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2019	2018	2019	2018	2019	2018
(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$179.4	$170.9	$721.5	$—	$8.4	$9.3
Acquisitions [1]	—	—	—	836.6	—	—
Service cost	11.5	13.0	0.1	—	—	0.1
Interest cost	6.5	5.9	16.9	8.0	0.3	0.3
Participant contributions	—	—	—	—	0.9	0.8
Plan amendments	—	1.2	7.1	—	—	—
Net actuarial loss (gain)	10.3	2.4	35.8	(21.0)	(0.4)	(0.8)
Benefits paid (including lump sums)	(13.1)	(12.9)	(17.0)	(44.1)	(0.9)	(1.3)
Settlements	(8.4)	—	(12.7)	—	—	—
Contractual termination benefits	1.3	—	—	—	—	—
Curtailments	—	(1.1)	—	—	—	—
Foreign currency exchange rate impact	—	—	(26.4)	(58.0)	—	—
Benefit obligation, end of year	$187.5	$179.4	$725.3	$721.5	$8.3	$8.4

Change in plan assets
Fair value of plan assets, beginning of year	$139.0	$139.2	$841.5	$—	$—	$—
Acquisitions [1]	—	—	—	867.7	—	—
Actual return on plan assets	9.2	12.0	75.5	(6.7)	—	—
Employer contributions	8.7	0.7	16.2	88.9	0.1	0.5
Participant contributions	—	—	—	—	0.8	0.8
Benefits paid (including lump sums)	(13.1)	(12.9)	(17.0)	(44.1)	(0.9)	(1.3)
Settlements	(8.4)	—	(12.7)	—	—	—
Foreign currency exchange rate impact	—	—	(31.4)	(64.3)	—	—
Fair value of plan assets, end of year	$135.4	$139.0	$872.1	$841.5	$—	$—

Over (under) funded status, end of year	$(52.1)	$(40.4)	$146.8	$120.0	$(8.3)	$(8.4)

[1] The International pension plans were acquired with the acquisition of Time Inc. on January 31, 2018.

Benefits paid directly from Meredith assets are included both in employer contributions and benefits paid.

In connection with the sale of TIUK, during fiscal 2018, the Company contributed £60.0 million to the IPC Media Pension Scheme (IPC Plan) defined benefit pension plan in the U.K. We retained the IPC Plan in the sale of TIUK.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2019	2018	2019	2018	2019	2018
(In millions)
Other assets
Prepaid benefit cost	$11.2	$16.9	$157.1	$137.4	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(28.0)	(9.9)	(0.2)	(0.2)	(0.6)	(0.6)
Other noncurrent liabilities
Accrued benefit liability	(35.3)	(47.4)	(10.1)	(17.2)	(7.7)	(7.8)
Net amount recognized, end of year	$(52.1)	$(40.4)	$146.8	$120.0	$(8.3)	$(8.4)

The accumulated benefit obligation for the domestic defined benefit pension plans was $171.1 million and $164.7 million at June 30, 2019 and 2018, respectively. The accumulated benefit obligation for the international defined benefit pension plans was $725.3 million and $721.5 million at June 30, 2019 and 2018, respectively.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Domestic		International
June 30,	2019	2018	2019	2018
(In millions)
Projected benefit obligation	$63.4	$57.3	$10.3	$28.4
Accumulated benefit obligation	57.1	51.6	10.3	28.4
Fair value of plan assets	0.1	0.1	—	11.0

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	Pension					Postretirement
	Domestic			International		Domestic
Years ended June 30,	2019	2018	2017	2019	2018	2019	2018	2017
(In millions)
Components of net periodic benefit costs
Service cost	$11.5	$13.0	$12.5	$0.1	$—	$—	$0.1	$0.1
Interest cost	6.5	5.9	4.9	16.9	8.0	0.3	0.3	0.3
Expected return on plan assets	(9.7)	(10.5)	(9.2)	(31.5)	(17.9)	—	—	—
Prior service cost (credit) amortization	0.5	0.3	0.2	—	—	—	(0.4)	(0.4)
Actuarial loss (gain) amortization	1.9	2.0	3.6	—	—	(0.6)	(0.3)	(0.3)
Settlement charge (credit)	2.7	—	—	(4.1)	0.2	—	—	—
Contractual termination benefits	1.3	—	—	—	—	—	—	—
Net periodic benefit costs (credit)	$14.7	$10.7	$12.0	$(18.6)	$(9.7)	$(0.3)	$(0.3)	$(0.3)

The components of net periodic benefit costs (credit), other than the service cost component, are included in non-operating income, net in the Consolidated Statements of Earnings. The amortization of amounts related to unrecognized prior service costs/credit and net actuarial gain/loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

Amounts recognized in the accumulated other comprehensive loss component of shareholders’ equity for Company-sponsored plans were as follows:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2019	2018	2019	2018	2019	2018
(In millions)
Unrecognized net actuarial losses (gains), net of taxes	$25.3	$20.7	$(0.6)	$2.6	$(1.7)	$(1.8)
Unrecognized prior service cost (credit), net of taxes	1.1	1.5	5.6	—	—	—
Total	$26.4	$22.2	$5.0	$2.6	$(1.7)	$(1.8)

During fiscal 2020, the Company expects to recognize as part of its net periodic benefit costs $2.5 million of net actuarial losses and $0.7 million of prior service costs for the pension plans, and $0.5 million of net actuarial gains and no prior service costs for the postretirement plan, net of taxes, in the accumulated other comprehensive loss component of shareholders’ equity at June 30, 2019.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2019	2018	2019	2018	2019	2018
Weighted average assumptions
Discount rate	3.39%	4.03%	2.24%	2.57%	3.45%	4.10%
Rate of compensation increase	3.09%	3.50%	n/a	n/a	3.50%	3.50%
n/a - Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension					Postretirement
	Domestic			International		Domestic
Years ended June 30,	2019	2018	2017	2019	2018	2019	2018	2017
Weighted average assumptions
Discount rate	4.03%	3.41%	2.98%	2.57%	2.57%	4.10%	3.65%	3.40%
Expected return on plan assets	8.00%	8.00%	8.00%	3.89%	4.87%	n/a	n/a	n/a
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	3.50%	3.50%	3.50%	3.50%
n/a - Not applicable

Plan trend rates are the annual rates of increase expected for medical benefits payable from the Plan. The assumed health care trend rates used to measure the expected cost of benefits were as follows:

	Postretirement
Assumed healthcare cost trend rates as of June 30,	2019	2018	2017
Rate of increase in health care cost levels
Initial level	6.00%	6.50%	7.00%
Ultimate level	5.00%	5.00%	5.00%
Years to ultimate level	3 years	4 years	5 years

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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In millions)
Effect on service and interest cost components for fiscal 2019	$—	$—
Effect on postretirement benefit obligation as of June 30, 2019	0.4	(0.3)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company’s pension plans are as follows:

	Domestic				International
	2019 Allocation		2018 Allocation		2019 Allocation		2018 Allocation
June 30,	Target	Actual	Target	Actual	Target	Actual	Target	Actual
Equity securities	70%	68%	70%	70%	7%	7%	32%	18%
Fixed-income securities	30%	32%	30%	30%	80%	79%	17%	29%
Other securities [1]	—%	—%	—%	—%	13%	14%	51%	53%
Total	100%	100%	100%	100%	100%	100%	100%	100%

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

Equity securities did not include any Meredith Corporation common or class B stock at June 30, 2019 or 2018.

Fair value measurements for domestic pension plan assets were as follows:

June 30, 2019	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Investments in registered investment companies
Equity	$91.8	$68.4	$23.4	$—
Fixed Income	43.0	—	43.0	—
Pooled separate accounts	0.6	—	0.6	—
Total assets at fair value	$135.4	$68.4	$67.0	$—

June 30, 2018
Investments in registered investment companies
Equity	$97.0	$74.0	$23.0	$—
Fixed Income	40.4	—	40.4	—
Pooled separate accounts	1.6	—	1.6	—
Total assets at fair value	$139.0	$74.0	$65.0	$—

Fair value measurements for international pension plan assets were as follows:

June 30, 2019	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Cash and cash equivalents	$121.8	$119.5	$2.3	$—
Pooled investments
Equity	60.0	—	60.0	—
Fixed Income	393.9	—	393.9	—
Other	296.4	—	296.4	—
Guaranteed investment contract	—	—	—	—
Total assets at fair value	$872.1	$119.5	$752.6	$—

June 30, 2018
Cash and cash equivalents	$17.6	$5.2	$12.4	$—
Pooled investments
Equity	155.1	—	155.1	—
Fixed Income	242.0	—	242.0	—
Other	415.8	—	415.8	—
Guaranteed investment contract	11.0	—	11.0	—
Total assets at fair value	$841.5	$5.2	$836.3	$—

The international pension plans hold investments in liability matching funds whose objective is to provide leveraged returns equal to that of the liabilities. In order to do so, these funds invest in the respective UK Treasury Gilt bonds, Gilt Total Return Swaps, Repurchase Transactions, and cash or money markets to provide liquidity to meet payment obligations or post as collateral in the derivative transactions they enter into. These liability matching funds are included in Other pooled investments in the table above.

The Company primarily utilizes the market approach for determining recurring fair value. The fair value of the guaranteed investment contract has been determined based on the higher of the surrender value of the contract or the present value of the underlying bonds based on a discounted cash flow model. Refer to Note 10 for a discussion of the three levels in the hierarchy of fair values.

Cash Flows
Although the Company does not have a minimum funding requirement for the domestic pension plans in fiscal 2020, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2020 to the domestic plan. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.6 million to its postretirement plan in fiscal 2020.

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

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits		Postretirement Benefits
(In millions)	Domestic	International	Domestic
2020	$43.4	$15.0	$0.6
2021	17.3	16.2	0.6
2022	12.6	17.6	0.6
2023	13.1	18.1	0.6
2024	13.9	19.1	0.6
2025-2029	72.9	113.7	2.6

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2019, 2018, and 2017 was $0.2 million, $0.6 million, and $0.5 million, respectively, and the accrued liability at June 30, 2019 and 2018, was $3.2 million and $3.1 million, respectively.

13. Share-based Compensation

Meredith has a shareholder-approved stock incentive plan. More detailed descriptions of these plans follow. Compensation expense recognized for these plans was $22.9 million in fiscal 2019, $30.4 million in fiscal 2018, and $12.8 million in fiscal 2017. The total income tax benefit recognized in earnings was $4.9 million in fiscal 2019, $6.9 million in fiscal 2018, and $4.8 million in fiscal 2017.

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 7.4 million shares remained available for future awards under the plan as of June 30, 2019. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares and restricted stock units increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees’ interests with those of shareholders.

The Company has awarded restricted stock and restricted stock units to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards granted to employees generally vest over 3 or 5 years and the awards granted to directors vest one-third each year during the three-year period from date of grant. The grant date of awards is the date the Compensation Committee of the Board of Directors approves the granting of the awards. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants are amortized over the vesting periods.

The Company’s restricted stock activity during the year ended June 30, 2019, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2018	20.6	$48.94
Granted	11.6	58.76
Vested	(13.5)	48.02
Nonvested at June 30, 2019	18.7	55.72	$1.0

As of June 30, 2019, there was no unearned compensation cost related to restricted stock granted under the plan. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2019, 2018, and 2017, was $58.76, $52.00, and $47.65, respectively. The total fair value of shares vested during the years ended June 30, 2019, 2018, and 2017 was $0.8 million, $1.5 million, and $7.9 million, respectively.

The Company’s restricted stock unit activity during the year ended June 30, 2019, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Units in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2018	565.7	$49.78
Granted	266.6	52.55
Vested	(250.9)	45.24
Forfeited	(99.7)	51.42
Nonvested at June 30, 2019	481.7	53.34	$26.5

As of June 30, 2019, there was $7.2 million of unearned compensation cost related to restricted stock units granted under the plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2019, 2018, and 2017 was $52.55, $47.26, and $52.97, respectively. The total fair value of shares vested during the years ended June 30, 2019, 2018, and 2017 was $13.0 million, $20.4 million, and $0.2 million, respectively.

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
The following table summarizes the activity for stock equivalent units during the year ended June 30, 2019:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value	Aggregate Intrinsic Value
(Units in thousands and Aggregate Intrinsic Value in millions)
Balance at June 30, 2018	319.1	$38.92
Additions	15.3	54.84
Converted to common stock	(92.2)	38.92
Balance at June 30, 2019	242.2	39.92	$3.7

The total intrinsic value of stock equivalent units converted to common stock was $1.7 million in fiscal 2019, $0.1 million in fiscal 2018, and $0.2 million for fiscal year 2017.

Meredith has granted nonqualified stock options to certain employees and directors under the plan. The grant date of options issued is the date the Compensation Committee of the Board of Directors approves the granting of the options or a date thereafter as specified by the Committee. The exercise price of options granted is set at the fair value of the Company’s common stock on the grant date. All options granted under the plan expire at the end of 10 years. Options granted to employees vest 3 years from the date of grant and options granted to directors vest one-third each year during the three-year period from date of grant.

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options in thousands and Aggregate Intrinsic Value in millions)
Outstanding July 1, 2018	2,421.2	$50.56
Granted	674.3	52.85
Exercised	(109.8)	40.13
Forfeited	(180.8)	52.29
Outstanding June 30, 2019	2,804.9	51.40	7.3	$12.6
Exercisable June 30, 2019	1,418.3	$48.25	6.3	$10.4

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2019	2018	2017
Risk-free interest rate	2.3-3.0%	1.8-2.6%	1.3-2.1%
Expected dividend yield	4%	4%	4%
Expected option life	6-6.5 yrs	4.9-7 yrs	7 yrs
Expected stock price volatility	33-35%	28-36%	29%

The weighted average grant date fair value of options granted during the years ended June 30, 2019, 2018, and 2017, was $12.26, $13.58, and $9.35, respectively. The total intrinsic value of options exercised during the years ended June 30, 2019, 2018, and 2017 was $1.7 million, $10.9 million, and $15.2 million, respectively. As of June 30, 2019, there was $4.8 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2019, 2018, and 2017 was $4.4 million, $19.1 million, and $37.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million, $2.7 million, and $5.9 million, respectively, for the years ended June 30, 2019, 2018, and 2017.

14. Redeemable Series A Preferred Stock

Effective January 30, 2018, out of the total authorized 5,000,000 shares of preferred stock, par value $1.00 per share, the Company designated a series of 2,500,000 shares, which was issued in and constitutes a single series known as “Series A Preferred Stock” with each share having an initial stated value of $1,000 per share (the Series A preferred stock).

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

The Series A preferred stock is non-callable during the first 3 years after issuance provided that Meredith may, at its option, subject to the terms of the Series A preferred stock, redeem all or any portion of the Series A preferred stock in cash during such three-year period, if Meredith declares as a dividend and pays a redemption premium in cash an amount equal to 6 percent of the Accrued Stated Value of the Series A preferred stock as of the redemption date plus an amount, if any, equal to dividends to the third year present valued at a discount rate based on U.S. Treasury notes with a maturity closest to the date that is three years after the issuance date, plus 50 basis points. The Accrued Stated Value is an amount equal to: (i) the Stated Value (1,000 multiplied by the number of shares of Series A preferred stock outstanding); plus (ii) any accrued and unpaid dividends thereof (including any accumulated dividends).

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

15. Common Stock

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

From time to time, the Company’s Board of Directors has authorized the repurchase of shares of the Company’s common stock and class B stock. In May 2014, the Board approved the repurchase of $100.0 million of shares. As of June 30, 2019, $50.3 million remained available under the current authorizations for future repurchases.

Repurchases of the Company’s common and class B stock are as follows:

Years ended June 30,	2019	2018	2017
(In millions)
Number of shares	0.2	0.5	0.9
Cost at market value	$10.0	$31.1	$53.3

Shares deemed to be delivered to the Company on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by the Board. Shares tendered for the exercise price of stock options were 0.1 million shares at a cost of $4.1 million in fiscal 2019, 0.3 million shares at a cost of $19.1 million in fiscal 2018, and 0.6 million shares at a cost of $37.5 million in fiscal 2017.

16. Earnings (Loss) Per Common Share

The calculation of basic earnings (loss) per common share for each year is based on the weighted average number of common and class B shares outstanding during the year. The calculation of diluted earnings (loss) per common share for each year is based on the weighted average number of common and class B shares outstanding during the year plus the effect, if any, of dilutive common stock equivalent shares.

The following table presents the calculations of basic earnings (loss) per common share:

Years ended June 30,	2019	2018	2017
(In millions except per share data)
Net earnings	$46.3	$99.4	$188.9
Participating warrants dividend	(3.6)	(1.8)	—
Preferred stock dividend	(55.9)	(22.9)	—
Accretion of Series A preferred stock	(17.6)	(7.2)	—
Other securities dividends	(1.2)	(1.1)	—
Basic earnings (loss) attributable to common shareholders	$(32.0)	$66.4	$188.9

Basic weighted average common shares outstanding	45.3	44.9	44.6
Basic earnings (loss) per common share	$(0.71)	$1.48	$4.23

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Years ended June 30,	2019	2018	2017
(In millions except per share data)
Basic weighted average common shares outstanding	45.3	44.9	44.6
Dilutive effect of stock options and equivalents	0.2	0.3	0.8
Diluted weighted average common shares outstanding	45.5	45.2	45.4

Diluted earnings (loss) attributable to common shareholders	$(32.0)	$66.4	$188.9
Diluted earnings (loss) per common share	(0.70)	1.47	4.16

For the year ended June 30, 2019, 0.2 million options were included in the computation of dilutive loss per common share while being antidilutive (the diluted loss per share becoming less negative than basic loss per share). These securities are dilutive (the dilutive earnings per common share becoming less than basic earnings per common share) when calculating the dilutive earnings per common share for income from continuing operations, which is the control number when determining the dilutive impact of securities in all earnings (loss) per common share calculations. Therefore, these securities are included in all diluted earnings (loss) per common share calculations for the year ended June 30, 2019. In addition, 0.7 million convertible preferred shares, 1.6 million warrants, 0.3 million common stock equivalents, and 0.1 million shares of restricted stock were not included in the computation of dilutive earnings per common share. These securities have an antidilutive effect on the loss per common share calculation (the dilutive loss per common share becoming less negative than the basic loss per common share). Therefore, these securities are not taken into account in determining the weighted average number of common shares for the calculation of diluted earnings (loss) per common share for the year ended June 30, 2019.

For the year ended June 30, 2018, 0.7 million convertible preferred shares, 0.7 million warrants, 0.3 million common stock equivalents, and 0.2 million shares of restricted stock were not included in the computation of dilutive earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per common share becoming higher than basic earnings per common share). Therefore, these securities are not taken into account in determining the weighted average number of common shares for the calculation of diluted earnings per share for the year ended June 30, 2018.

In addition, antidilutive options excluded from the above calculations totaled 2.5 million options for the year ended June 30, 2019 ($63.86 weighted average exercise price), 0.8 million options for the year ended June 30, 2018 ($62.71 weighted average exercise price), and 0.3 million options for the year ended June 30, 2017 ($54.28 weighted average exercise price).

In the years ended June 30, 2019, 2018 and 2017, options were exercised to purchase 0.1 million, 0.5 million, and 0.9 million common shares, respectively.

17. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings as well as items of other comprehensive income (loss).

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

	Minimum Pension/Post Retirement Liability Adjustments	Foreign Currency Translation	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In millions)
Balance at June 30, 2016	$(24.1)	$—	$(4.4)	$(28.5)
Current-year adjustments, pre-tax	8.6	—	6.8	15.4
Tax expense	(3.3)	—	(2.6)	(5.9)
Other comprehensive income	5.3	—	4.2	9.5
Balance at June 30, 2017	(18.8)	—	(0.2)	(19.0)
Current-year adjustments, pre-tax	(0.5)	(12.9)	0.4	(13.0)
Tax expense	(0.3)	—	(0.4)	(0.7)
Other comprehensive loss	(0.8)	(12.9)	—	(13.7)
Reclassification to retained earnings [1]	(4.2)	—	0.2	(4.0)
Balance at June 30, 2018	(23.8)	(12.9)	—	(36.7)
Current-year adjustments, pre-tax	(9.1)	(2.8)	—	(11.9)
Tax benefit	2.3	—	—	2.3
Other comprehensive loss	(6.8)	(2.8)	—	(9.6)
Balance at June 30, 2019	$(30.6)	$(15.7)	$—	$(46.3)
[1] Reclassification related to a one-time adjustment for the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

18. Financial Information about Industry Segments

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets include impairments of national media trademarks and the amortization of broadcast rights in the local media segment. Impairments of national media trademarks were $41.8 million in fiscal 2019,

$22.7 million in fiscal 2018, and $5.3 million in fiscal 2017. Broadcast rights amortization totaled $20.0 million in fiscal 2019, $19.2 million in fiscal 2018, and $17.6 million in fiscal 2017.

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

The following table presents financial information by segment:

Years ended June 30,	2019	2018	2017
(In millions)
Revenues
National media	$2,326.6	$1,572.6	$1,083.2
Local media	863.8	693.1	630.1
Total revenues, gross	3,190.4	2,265.7	1,713.3
Intersegment revenue elimination	(1.9)	(1.5)	—
Total revenue	$3,188.5	$2,264.2	$1,713.3

Segment profit
National media	$126.0	$85.0	$146.4
Local media	278.3	186.7	211.6
Unallocated corporate	(117.3)	(184.8)	(49.8)
Income from operations	287.0	86.9	308.2
Non-operating income, net	24.2	0.7	0.9
Interest expense, net	(170.6)	(97.2)	(18.8)
Earnings (loss) from continuing operations before income taxes	$140.6	$(9.6)	$290.3

Depreciation and amortization
National media	$206.5	$92.9	$17.5
Local media	36.6	33.2	34.8
Unallocated corporate	4.5	2.9	1.5
Total depreciation and amortization	$247.6	$129.0	$53.8

Assets
National media	$4,606.8	$5,202.0	$1,487.1
Local media	1,192.3	1,204.6	1,124.9
Unallocated corporate	337.8	364.3	117.7
Total assets	$6,136.9	$6,770.9	$2,729.7

Capital expenditures
National media	$13.0	$11.0	$4.5
Local media	25.1	21.0	12.2
Unallocated corporate	8.3	21.2	18.1
Total capital expenditures	$46.4	$53.2	$34.8

19. Issuer, Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of June 30, 2019 and 2018, and the related condensed consolidated statements of comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2019, for Meredith Corporation (Parent Issuer), Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The condensed consolidating financial information is presented using the equity method of accounting for all periods presented. The Guarantor Subsidiaries are presented on a combined basis. Elimination entries relate primarily to elimination of investments in subsidiaries and associated intercompany balances and transactions.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
As of June 30, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$30.3	$3.2	$11.5	$—	$45.0
Accounts receivable, net	327.5	267.4	14.2	—	609.1
Inventories	53.7	8.9	0.1	—	62.7
Current portion of subscription acquisition costs	91.5	156.8	—	(6.3)	242.0
Current portion of broadcast rights	4.9	2.2	—	—	7.1
Assets held-for-sale	—	208.8	112.2	—	321.0
Other current assets	46.5	14.1	2.6	—	63.2
Total current assets	554.4	661.4	140.6	(6.3)	1,350.1
Net property, plant, and equipment	340.8	107.8	1.7	—	450.3
Subscription acquisition costs	152.3	121.6	—	—	273.9
Broadcast rights	4.8	1.2	—	—	6.0
Other assets	55.8	28.8	179.0	—	263.6
Intangible assets, net	627.7	1,181.0	4.9	—	1,813.6
Goodwill	614.8	1,317.6	47.0	—	1,979.4
Intercompany receivable	470.5	10,352.3	7,958.6	(18,781.4)	—
Intercompany notes receivable	—	215.5	0.2	(215.7)	—
Investment in subsidiaries	3,874.5	983.0	—	(4,857.5)	—
Total assets	$6,695.6	$14,970.2	$8,332.0	$(23,860.9)	$6,136.9

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of long-term broadcast rights payable	$4.5	$2.1	$—	$—	$6.6
Accounts payable	141.5	90.4	10.7	—	242.6
Accrued expenses	190.9	105.1	4.6	—	300.6
Current portion of unearned revenues	183.2	277.7	3.8	(5.8)	458.9
Liabilities associated with assets held-for-sale	—	190.8	61.3	—	252.1
Total current liabilities	520.1	666.1	80.4	(5.8)	1,260.8
Long-term debt	2,333.3	—	—	—	2,333.3
Long-term broadcast rights payable	6.7	1.7	—	—	8.4
Unearned revenues	155.7	162.9	—	—	318.6
Deferred income taxes	221.8	266.2	18.2	—	506.2
Other noncurrent liabilities	91.0	84.2	19.6	—	194.8
Investment in subsidiaries	—	—	74.8	(74.8)	—
Intercompany payable	1,852.2	9,105.0	7,824.2	(18,781.4)	—
Intercompany notes payable	—	0.2	215.5	(215.7)	—
Total liabilities	5,180.8	10,286.3	8,232.7	(19,077.7)	4,622.1

Redeemable, convertible Series A preferred stock	540.2	—	—	—	540.2

Shareholders’ equity	974.6	4,683.9	99.3	(4,783.2)	974.6
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,695.6	$14,970.2	$8,332.0	$(23,860.9)	$6,136.9

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
As of June 30, 2018

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$195.0	$202.8	$39.8	$—	$437.6
Accounts receivable, net	223.5	333.2	—	(11.5)	545.2
Inventories	23.6	20.7	0.1	—	44.4
Current portion of subscription acquisition costs	107.0	38.0	—	—	145.0
Current portion of broadcast rights	7.7	2.1	—	—	9.8
Assets held-for-sale	—	654.6	65.2	—	719.8
Other current assets	55.3	37.6	22.0	—	114.9
Total current assets	612.1	1,289.0	127.1	(11.5)	2,016.7
Net property, plant, and equipment	162.4	318.1	3.2	—	483.7
Subscription acquisition costs	57.1	9.2	—	—	66.3
Broadcast rights	16.9	2.0	—	—	18.9
Deferred income taxes	—	—	6.3	(6.3)	—
Other assets	60.4	5.4	197.5	—	263.3
Intangible assets, net	676.2	1,329.0	1.0	—	2,006.2
Goodwill	614.7	1,266.9	34.2	—	1,915.8
Intercompany receivable	11.8	8,086.1	7,773.2	(15,871.1)	—
Intercompany note receivable	—	204.7	—	(204.7)	—
Investment in subsidiaries	3,844.5	1,050.6	—	(4,895.1)	—
Total assets	$6,056.1	$13,561.0	$8,142.5	$(20,988.7)	$6,770.9

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$17.7	$—	$—	$—	$17.7
Current portion of long-term broadcast rights payable	6.9	2.0	—	—	8.9
Accounts payable	67.2	95.4	44.0	(11.5)	195.1
Accrued expenses	142.6	263.4	4.6	—	410.6
Current portion of unearned revenues	171.5	213.4	7.7	0.9	393.5
Liabilities associated with assets held-for-sale	—	125.8	74.2	—	200.0
Total current liabilities	405.9	700.0	130.5	(10.6)	1,225.8
Long-term debt	3,117.9	—	—	—	3,117.9
Long-term broadcast rights payable	18.3	2.5	—	—	20.8
Unearned revenues	82.3	50.2	(0.2)	—	132.3
Deferred income taxes	209.5	233.8	—	(6.3)	437.0
Other noncurrent liabilities	99.4	97.8	19.8	—	217.0
Investment in subsidiaries	—	—	58.8	(58.8)	—
Intercompany payable	502.7	7,846.4	7,522.0	(15,871.1)	—
Intercompany notes payable	—	—	204.7	(204.7)	—
Total liabilities	4,436.0	8,930.7	7,935.6	(16,151.5)	5,150.8

Redeemable, convertible Series A preferred stock	522.6	—	—	—	522.6

Shareholders’ equity	1,097.5	4,630.3	206.9	(4,837.2)	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,056.1	$13,561.0	$8,142.5	$(20,988.7)	$6,770.9

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Year Ended June 30, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$602.2	$1,077.0	$7.8	$(0.4)	$1,686.6
Consumer related	536.9	884.0	42.7	(70.0)	1,393.6
All other	49.0	77.5	13.8	(32.0)	108.3
Total revenues	1,188.1	2,038.5	64.3	(102.4)	3,188.5
Operating expenses
Production, distribution, and editorial	510.8	712.9	28.5	(91.0)	1,161.2
Selling, general, and administrative	555.0	800.9	5.9	(11.8)	1,350.0
Acquisition, disposition, and restructuring related activities	34.0	56.8	10.1	—	100.9
Depreciation and amortization	44.0	201.0	2.6	—	247.6
Impairment of long-lived assets	39.8	2.0	—	—	41.8
Total operating expenses	1,183.6	1,773.6	47.1	(102.8)	2,901.5
Income from operations	4.5	264.9	17.2	0.4	287.0
Non-operating income, net	3.6	9.5	11.1	—	24.2
Interest income (expense), net	(172.2)	14.9	(13.3)	—	(170.6)
Earnings (loss) from continuing operations before income taxes	(164.1)	289.3	15.0	0.4	140.6
Income tax benefit (expense)	34.4	(42.5)	(3.4)	—	(11.5)
Earnings (loss) from continuing operations	(129.7)	246.8	11.6	0.4	129.1
Gain (loss) from discontinued operations, net of income taxes	—	(104.1)	21.3	—	(82.8)
Earnings (loss) before equity income (loss)	(129.7)	142.7	32.9	0.4	46.3
Earnings (loss) from equity in subsidiaries	176.0	(65.5)	(13.7)	(96.8)	—
Net earnings	$46.3	$77.2	$19.2	$(96.4)	$46.3

Total comprehensive income	$41.6	$77.2	$14.3	$(96.4)	$36.7

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Year Ended June 30, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$625.7	$561.3	$3.7	$—	$1,190.7
Consumer related	545.9	414.8	21.6	(61.0)	921.3
All other	33.2	58.5	87.3	(26.8)	152.2
Total revenues	1,204.8	1,034.6	112.6	(87.8)	2,264.2
Operating expenses
Production, distribution, and editorial	488.7	420.4	42.1	(83.2)	868.0
Selling, general, and administrative	509.5	432.1	49.7	(3.8)	987.5
Acquisition, disposition, and restructuring related activities	58.4	111.7	—	—	170.1
Depreciation and amortization	33.3	94.4	1.3	—	129.0
Impairment of long-lived assets	22.7	—	—	—	22.7
Total operating expenses	1,112.6	1,058.6	93.1	(87.0)	2,177.3
Income (loss) from operations	92.2	(24.0)	19.5	(0.8)	86.9
Non-operating income (expense), net	(9.1)	0.6	9.2	—	0.7
Interest income (expense), net	(95.4)	7.2	(9.0)	—	(97.2)
Earnings (loss) from continuing operations before income taxes	(12.3)	(16.2)	19.7	(0.8)	(9.6)
Income taxes benefit (expense)	116.6	8.4	(1.4)	—	123.6
Earnings (loss) from continuing operations	104.3	(7.8)	18.3	(0.8)	114.0
Gain (loss) from discontinued operations, net of income taxes	(12.2)	18.6	(21.0)	—	(14.6)
Earnings (loss) before equity income (loss)	92.1	10.8	(2.7)	(0.8)	99.4
Earnings (loss) from equity in subsidiaries	7.3	6.9	(10.7)	(3.5)	—
Net earnings (loss)	$99.4	$17.7	$(13.4)	$(4.3)	$99.4

Total comprehensive income (loss)	$101.5	$17.7	$(29.2)	$(4.3)	$85.7

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Year Ended June 30, 2017

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$671.6	$260.7	$1.8	$—	$934.1
Consumer related	524.6	78.6	10.3	—	613.5
All other	42.9	1.8	121.0	—	165.7
Total revenues	1,239.1	341.1	133.1	—	1,713.3
Operating expenses
Production, distribution, and editorial	477.1	100.2	31.1	—	608.4
Selling, general, and administrative	538.6	105.4	82.4	—	726.4
Acquisition, disposition, and restructuring related activities	8.3	—	2.0	—	10.3
Depreciation and amortization	37.6	15.7	0.5	—	53.8
Impairment of goodwill and other long-lived assets	0.9	5.3	—	—	6.2
Total operating expenses	1,062.5	226.6	116.0	—	1,405.1
Income from operations	176.6	114.5	17.1	—	308.2
Non-operating income, net	0.9	—	—	—	0.9
Interest expense, net	(14.2)	—	(4.6)	—	(18.8)
Earnings before income taxes	163.3	114.5	12.5	—	290.3
Income tax expense	(51.7)	(45.5)	(4.2)	—	(101.4)
Earnings before equity income	111.6	69.0	8.3	—	188.9
Earnings from equity in subsidiaries	77.3	—	—	(77.3)	—
Net earnings	$188.9	$69.0	$8.3	$(77.3)	$188.9

Total comprehensive income	$198.4	$69.0	$8.3	$(77.3)	$198.4

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Year Ended June 30, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$(0.3)	$403.8	$(158.2)	$—	$245.3
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(18.4)	—	—	—	(18.4)
Proceeds from disposition of assets, net of cash sold	13.3	334.5	1.3	—	349.1
Proceeds received in advance of sale of business	—	90.0	—	—	90.0
Additions to property, plant, and equipment	(37.5)	(8.8)	(0.1)	—	(46.4)
Net cash provided by (used in) investing activities	(42.6)	415.7	1.2	—	374.3
Cash flows from financing activities
Proceeds from issuance of long-term debt	210.0	—	—	—	210.0
Repayments of long-term debt	(1,037.0)	—	—	—	(1,037.0)
Dividends paid	(161.9)	—	—	—	(161.9)
Purchases of Company stock	(10.0)	—	—	—	(10.0)
Proceeds from common stock issued	4.6	—	—	—	4.6
Payment of acquisition related contingent consideration	(19.3)	—	—	—	(19.3)
Net increase (decrease) in intercompany obligations	891.8	(1,019.1)	127.3	—	—
Net cash provided by (used in) financing activities	(121.8)	(1,019.1)	127.3	—	(1,013.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)
Change in cash held-for-sale	—	—	2.8	—	2.8
Net decrease in cash and cash equivalents	(164.7)	(199.6)	(28.3)	—	(392.6)
Cash and cash equivalents at beginning of year	195.0	202.8	39.8	—	437.6
Cash and cash equivalents at end of year	$30.3	$3.2	$11.5	$—	$45.0

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Year Ended June 30, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$(465.4)	$515.3	$100.0	$—	$149.9
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(2,786.5)	—	—	—	(2,786.5)
Proceeds from disposition of assets, net of cash sold	86.4	—	132.8	—	219.2
Additions to property, plant, and equipment	(41.2)	(11.6)	(0.4)	—	(53.2)
Other	3.8	—	—	—	3.8
Net cash provided by (used in) investing activities	(2,737.5)	(11.6)	132.4	—	(2,616.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	3,260.0	—	—	—	3,260.0
Repayments of long-term debt	(689.7)	—	(75.4)	—	(765.1)
Issued preferred stock, warrants, and options proceeds, net of issuance costs	631.0	—	—	—	631.0
Dividends paid	(121.5)	—	—	—	(121.5)
Purchases of Company stock	(31.1)	—	—	—	(31.1)
Proceeds from common stock issued	19.3	—	—	—	19.3
Payment of acquisition related contingent consideration	(3.2)	(1.1)	—	—	(4.3)
Debt acquisition costs	(70.8)	—	—	—	(70.8)
Net increase (decrease) in intercompany obligations	382.1	(299.8)	(82.3)	—	—
Net cash provided by (used in) financing activities	3,376.1	(300.9)	(157.7)	—	2,917.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.1)	—	(4.1)
Change in cash held for sale	—	—	(31.3)	—	(31.3)
Net increase in cash and cash equivalents	173.2	202.8	39.3	—	415.3
Cash and cash equivalents at beginning of year	21.8	—	0.5	—	22.3
Cash and cash equivalents at end of year	$195.0	$202.8	$39.8	$—	$437.6

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Year Ended June 30, 2017

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$240.0	$22.8	$(44.2)	$—	$218.6
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(84.4)	—	—	—	(84.4)
Proceeds from disposition of assets, net of cash sold	1.5	—	—	—	1.5
Additions to property, plant, and equipment	(28.8)	(6.0)	—	—	(34.8)
Net cash used in investing activities	(111.7)	(6.0)	—	—	(117.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	365.0	—	15.0	—	380.0
Repayments of long-term debt	(354.4)	—	(20.0)	—	(374.4)
Dividends paid	(91.9)	—	—	—	(91.9)
Purchases of Company stock	(53.3)	—	—	—	(53.3)
Proceeds from common stock issued	38.0	—	—	—	38.0
Excess tax benefits from share-based payments	6.8	—	—	—	6.8
Payment of acquisition related contingent consideration	(7.3)	—	—	—	(7.3)
Debt acquisition costs	(1.5)	—	—	—	(1.5)
Net increase (decrease) in intercompany obligations	(32.1)	(16.8)	48.9	—	—
Net cash provided by (used in) financing activities	(130.7)	(16.8)	43.9	—	(103.6)
Net decrease in cash and cash equivalents	(2.4)	—	(0.3)	—	(2.7)
Cash and cash equivalents at beginning of year	24.2	—	0.8	—	25.0
Cash and cash equivalents at end of year	$21.8	$—	$0.5	$—	$22.3

20. Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In millions except per share data)
Revenues
National media	$560.6	$616.2	$562.3	$587.5	$2,326.6
Local media	214.4	262.4	188.4	198.6	863.8
Intersegment elimination	(0.6)	(0.2)	(0.6)	(0.5)	(1.9)
Total revenues	$774.4	$878.4	$750.1	$785.6	$3,188.5
Operating profit
National media	$18.1	$47.0	$54.5	$6.4	$126.0
Local media	67.5	106.6	41.6	62.6	278.3
Unallocated corporate	(31.4)	(19.9)	(20.5)	(45.5)	(117.3)
Income from operations	$54.2	$133.7	$75.6	$23.5	$287.0

Earnings (loss) from continuing operations	$16.2	$88.1	$28.4	$(3.6)	129.1
Discontinued operations	0.8	(69.5)	(4.7)	(9.4)	(82.8)
Net earnings (loss)	$17.0	$18.6	$23.7	$(13.0)	$46.3

Basic earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	$(0.07)	$1.50	$0.20	$(0.51)	$1.12
Net earnings (loss)	(0.06)	(0.03)	0.10	(0.72)	(0.71)

Diluted earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	(0.07)	1.46	0.20	(0.51)	1.12
Net earnings (loss)	(0.06)	(0.01)	0.10	(0.72)	(0.70)

Dividends per share	0.545	0.545	0.575	0.575	2.240

In the first quarter of fiscal 2019, the Company recorded $23.4 million related to acquisition, disposition, and restructuring related costs. These charges were partially offset by a gain on the sale the Company’s remaining 30 percent interest in Charleston Tennis LLC of $10.4 million.

The Company recorded $27.7 million related to acquisition, disposition, and restructuring related costs and a loss on the extinguishment of debt of $9.8 million in the second quarter of fiscal 2019.

In the third quarter of fiscal 2019, the Company recorded $16.8 million related to acquisition, disposition, and restructuring related costs.

The Company recorded an additional $39.3 million in acquisition, disposition, and restructuring related costs, and a $41.8 million impairment of trademarks in the fourth quarter of fiscal 2019.

Since its acquisition on January 31, 2018, as part of Time, the Money brand had been included in discontinued operations as it had been held for sale. In the fourth quarter of fiscal 2019, due to a change in vision, the decision was made to retain the Money brand. As such, the operations of the Money brand have been reclassified as continuing operations and results from the date of acquisition have been adjusted to reflect this change.

Year ended June 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In millions except per share data)
Revenues
National media	$239.0	$247.4	$485.6	$600.6	$1,572.6
Local media	153.8	170.3	170.1	198.9	693.1
Intersegment elimination	—	—	(0.7)	(0.8)	(1.5)
Total revenues	$392.8	$417.7	$655.0	$798.7	$2,264.2
Operating profit
National media	$27.5	$11.6	$4.5	$41.4	$85.0
Local media	40.3	49.9	38.3	58.2	186.7
Unallocated corporate	(11.6)	(24.8)	(115.3)	(33.1)	(184.8)
Income (loss) from operations	$56.2	$36.7	$(72.5)	$66.5	$86.9

Earnings (loss) from continuing operations	$33.4	$159.4	$(95.4)	$16.6	$114.0
Discontinued operations	—	—	(14.9)	0.3	(14.6)
Net earnings (loss)	$33.4	$159.4	$(110.3)	$16.9	$99.4

Basic earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	$0.75	$3.55	$(2.41)	$(0.06)	$1.80
Net earnings (loss)	0.75	3.55	(2.74)	(0.06)	1.48

Diluted earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	0.73	3.49	(2.41)	(0.06)	1.79
Net earnings (loss)	0.73	3.49	(2.74)	(0.06)	1.47

Dividends per share	0.520	0.520	0.545	0.545	2.130

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

As a result of changes in shares outstanding during the year as well as the issuance of Series A preferred stock on January 31, 2018, the sum of the four quarters’ earnings per share may not necessarily equal the earnings per share for the year. See Note 14 for additional information on the Series A preferred stock and Note 16 for detail on the calculation of earnings per share.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Acquired	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
(In millions)
Fiscal year ended June 30, 2019
Reserve for doubtful accounts	$12.2	$—	$4.8	$—		$(1.6)	$15.4
Reserve for returns	2.2	—	8.8	3.4	[1]	(9.3)	5.1
Income tax valuation allowance	21.1	—	0.6	—		—	21.7
Total	$35.5	$—	$14.2	$3.4		$(10.9)	$42.2
Fiscal year ended June 30, 2018
Reserve for doubtful accounts	$6.5	$—	$12.5	$—		$(6.8)	$12.2
Reserve for returns	1.5	—	3.1	—		(2.4)	2.2
Income tax valuation allowance	—	21.4	—	—		(0.3)	21.1
Total	$8.0	$21.4	$15.6	$—		$(9.5)	$35.5
Fiscal year ended June 30, 2017
Reserve for doubtful accounts	$7.0	$—	$4.5	$—		$(5.0)	$6.5
Reserve for returns	1.3	—	4.0	—		(3.8)	1.5
Total	$8.3	$—	$8.5	$—		$(8.8)	$8.0
1 As a result of the Company's adoption of ASC 606 effective July 1, 2018, the Company recorded a reserve for underperformance of spot advertising of $3.4 million using the modified retrospective method. See Note 1 and Note 11 for further information on the adoption of ASC 606.

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2019	2018	2017	2016	2015
(In millions except per share data)
Results of operations
Revenues	$3,188.5	$2,264.2	1,713.3	$1,649.6	$1,594.2
Costs and expenses	2,511.2	1,855.5	1,334.8	1,334.8	1,276.8
Acquisition, disposition, and restructuring related activities	100.9	170.1	10.3	(36.4)	17.5
Depreciation and amortization	247.6	129.0	53.8	59.1	56.5
Impairment of goodwill and other long-lived assets	41.8	22.7	6.2	161.5	1.3
Income from operations	287.0	86.9	308.2	130.6	242.1
Non-operating income, net	24.2	0.7	0.9	—	—
Interest expense, net	(170.6)	(97.2)	(18.8)	(20.4)	(19.3)
Income tax benefit (expense)	(11.5)	123.6	(101.4)	(76.3)	(86.0)
Earnings from continuing operations	129.1	114.0	188.9	33.9	136.8
Discontinued operations	(82.8)	(14.6)	—	—	—
Net earnings	$46.3	$99.4	$188.9	$33.9	$136.8

Basic earnings per share information
Earnings from continuing operations	$1.12	$1.80	$4.23	$0.76	$3.07
Discontinued operations	(1.83)	(0.32)	—	—	—
Net earnings	$(0.71)	$1.48	$4.23	$0.76	$3.07

Diluted earnings per share information
Earnings from continuing operations	$1.12	$1.79	$4.16	$0.75	$3.02
Discontinued operations	(1.82)	(0.32)	—	—	—
Net earnings	$(0.70)	$1.47	$4.16	$0.75	$3.02
Average diluted shares outstanding	45.5	45.2	45.5	45.4	45.3

Other per share information
Dividends	$2.240	$2.130	$2.030	$1.905	$1.780
Stock price-high	62.40	72.25	66.25	53.11	57.22
Stock price-low	47.46	47.30	43.85	35.03	41.95
Financial position at June 30,
Current assets	$1,350.1	$2,016.7	$505.4	$481.2	$482.5
Working capital	89.3	790.9	45.7	3.3	(48.5)
Total assets	6,136.9	6,770.9	2,729.7	2,626.8	2,843.3
Long-term obligations (including current portion)	2,348.3	3,165.3	729.9	703.6	802.8
Redeemable, convertible Series A preferred stock	540.2	522.6	—	—	—
Shareholders’ equity	974.6	1,097.5	996.0	889.0	951.9
Number of employees at June 30,	5,899	7,924	3,653	3,790	3,878

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to provide reasonable assurance that (1) information that is required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (2) such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, Meredith’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, the end of the period covered by this Form 10-K because of the material weaknesses in internal control over financial reporting described below and in Management’s Report on Internal Control over Financial Reporting.

The material weaknesses as of June 30, 2019, relate to digital revenues and the international pension assets acquired with the Time acquisition. While we believe these areas were closely managed and controlled from an operations standpoint, we ultimately determined there were control deficiencies from a COSO Framework (as defined below) standpoint.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in this Form 10-K, in conformity with U.S. GAAP. The material weaknesses did not result in any material restatements of our consolidated financial statements or disclosures for any prior period.

Management’s Report on Internal Control over Financial Reporting

Meredith’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that were determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and they may not prevent or detect misstatements.

The Company, under the supervision of the Chief Executive Officer and the Chief Financial Officer and the oversight of the Board of Directors, conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).

Based upon this evaluation, the Company has identified the following deficiencies as of June 30, 2019, related to ineffective risk assessment under the COSO Framework, including the documentation of controls:

•	The Company did not properly design or maintain effective controls over the completeness, existence and accuracy of digital advertising revenue, related accounts receivable, and selling expense.

•	The Company did not properly design or maintain effective controls over the completeness, existence, accuracy, and valuation of international pension assets.

The Company did not identify any misstatements to the consolidated financial statements related to the above noted control deficiencies. These deficiencies, if not effectively remediated, could result in unprevented or undetected misstatements of accounts or disclosures. Such misstatements could result in a material misstatement of the annual or interim consolidated financial statements. Accordingly, these deficiencies constitute material weaknesses and the Company has concluded that our internal control over financial reporting is not effective as of June 30, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Form 10-K, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting. KPMG LLP's report appears on page 56 of this Form 10-K.

Remediation Steps to Address Material Weaknesses in the Current Year

The Company’s remediation plan has been developed and is in the process of being implemented including the documentation and communication of the policies and procedures necessary to implement new or modified controls to address the material weaknesses. In order to remediate the identified material weaknesses described herein, the Company will modify our risk assessment procedures and documentation of controls and implement new or modified controls to address the following:

•	the completeness, existence, and accuracy of digital advertising revenue, related accounts receivable, and selling expense.

•	the completeness, existence, accuracy, and valuation of international pension assets.

The Company will monitor the operation of any new or modified controls, so we can conclude that they are designed appropriately and operating effectively, and the material weaknesses are remediated. In addition, as we continue to work to improve our internal control over financial reporting, we may find it necessary to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Remediation of Material Weakness in Internal Control from the Prior Year

As previously disclosed under Item 9A-Controls and Procedures in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2018, the Company concluded that its internal control over financial reporting was not effective as of June 30, 2018, as a result of a material weakness in our internal controls over financial reporting related to the opening balance sheet of an acquired business.

These control deficiencies relating to the opening balance sheet of an acquired business created a reasonable possibility that a material misstatement in the opening balance sheet or subsequent consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, management concluded that the control deficiencies constitute a material weakness in the Company’s internal controls over financial reporting and, as a result, the Company’s internal control over financial reporting was not effective as of June 30, 2018. These control deficiencies resulted in immaterial misstatements discovered in subsequent periods relating to subscription acquisition costs; unearned revenues; consumer related revenues; and selling, general, and administrative expenses, which were not corrected in the consolidated financial statements as of June 30, 2018.

The Company developed and implemented a remediation plan, which addressed the ineffective risk assessment process over the measurement and recognition of certain assets acquired and liabilities assumed in an acquisition. The enhanced risk assessment process is also designed to identify and address risks related to other non-standard business transactions and events. We have also updated the design of our internal controls over future acquisitions, including the valuation of assets acquired and liabilities assumed.

The Company, after completing its testing of the design and operating effectiveness of the controls included in the remediation plan, has concluded that it has remediated the previously identified material weakness as of June 30, 2019.

Other Changes in Internal Control

During the fourth quarter of fiscal 2019, we identified a material weakness related to ineffective controls over the existence of subscription revenue acquired through loyalty programs and related offsetting commission expense and deferred revenue and the related offsetting deferred acquisition costs. This material weakness was attributable to ineffective risk assessment. This material weakness resulted in immaterial misstatements to interim periods in fiscal 2019 which had no impact on fiscal 2019 net earnings.

During the fourth quarter of fiscal 2019, we reperformed our risk assessment procedures and successfully designed, implemented, and tested the operation of the controls necessary to properly account for subscription transactions acquired through loyalty programs. We conclude that the material weakness has been remediated as of June 30, 2019.

Except as noted above, there has been no change in the Company's internal control over financial reporting as of June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 2019, under the captions “Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and in Part I of this Form 10-K beginning on page 10 under the caption “Executive Officers of the Company” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 2019, under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 2019, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 2019, under the captions “Related Person Transaction Policy and Procedures” and “Corporate Governance - Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 2019, under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 50 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2019 and 2018
Consolidated Statements of Earnings for the Years Ended June 30, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2019, 2018, and 2017
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended June 30, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2019, 2018, and 2017

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

10.7
Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004. *

10.8
Form of Continuing Nonqualified Stock Option Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011. *

10.9
Employment Agreement dated August 10, 2016, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2016. *

10.10
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. *

10.11
Employment Agreement dated June 1, 2015, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2015. *

10.12
Employment Agreement dated May 9, 2018 and effective July 1, 2018, between Meredith Corporation and Patrick McCreery is incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed September 4, 2018. *

10.13
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016. *

10.14	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2014. *

10.15
Form of the Nonqualified Stock Option Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.16
Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.17
Form of the Restricted Stock Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.18
Form of the Restricted Stock Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.19
Form of Restricted Stock Unit Award Agreement - Time Vested for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.20
Form of Restricted Stock Unit Award Agreement - Performance-Based for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.21
Credit Agreement, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2018. Amendment No. 1 to Credit Agreement, dated as of October 26, 2018, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018.

10.22
Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of January 31, 2018, by and among Meredith Corporation, Time Inc. (UK) Ltd, IPC Media Pension Trustee Limited and Time Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K filed January 31, 2018.

10.23
Amended and Restated Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of March 15, 2018, by and among Meredith Corporation, IPC Media Pension Trustee Limited, and International Publishing Corporation Limited, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2018.

10.24	Warrant to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.25	Option to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.26
Registration Rights Agreement, dated as of January 31, 2018, by and between Meredith Corporation and KED MDP Investments, LLC, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.27	Tax Matters Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. is incorporated herein by reference to Exhibit 10.2 to Time Inc.’s Current Report on Form 8-K filed on June 5, 2014.

10.28
Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014, is incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed on March 7, 2014. *

10.29
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014, incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed on March 7, 2014. *

10.30
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 and applicable to amounts deferred prior to January 1, 2005, incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed on March 7, 2014. *

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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

/s/ Joseph Ceryanec	/s/ Thomas H. Harty
Joseph Ceryanec, Chief Financial Officer (Principal Financial and Accounting Officer)	Thomas H. Harty, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Stephen M. Lacy	/s/ D. Mell Meredith Frazier
Stephen M. Lacy, Chairman of the Board and Director	D. Mell Meredith Frazier, Vice Chairman of the Board and Director

/s/ Donald A. Baer	/s/ Donald C. Berg
Donald A. Baer, Director	Donald C. Berg, Director

/s/ Frederick B. Henry	/s/ Beth J. Kaplan
Frederick B. Henry, Director	Beth J. Kaplan, Director

/s/ Paula A. Kerger	/s/ Philip A. Marineau
Paula A. Kerger, Director	Philip A. Marineau, Director

/s/ Christopher Roberts III	/s/ Elizabeth E. Tallett
Christopher Roberts III, Director	Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of September 13, 2019.