Form 10-Q
period 2019-09-30
MEREDITH CORP
filed 2019-11-12
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019
Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street,	Des Moines,	Iowa	50309-3023
(Address of principal executive offices)			(ZIP Code)

Registrant’s telephone number, including area code:	(515)	284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at October 31, 2019
Common shares	40,198,103
Class B shares	5,091,654
Total common and Class B shares	45,289,757

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2019	June 30, 2019
(In millions)
Current assets
Cash and cash equivalents	$27.4	$45.0
Accounts receivable, net	589.5	609.1
Inventories	66.1	62.7
Current portion of subscription acquisition costs	258.4	242.0
Assets held-for-sale	312.8	321.0
Other current assets	72.2	70.3
Total current assets	1,326.4	1,350.1
Property, plant, and equipment	893.2	897.9
Less accumulated depreciation	(448.2)	(447.6)
Net property, plant, and equipment	445.0	450.3
Operating lease assets	501.6	—
Subscription acquisition costs	291.5	273.9
Other assets	265.8	269.6
Intangible assets, net	1,785.6	1,813.6
Goodwill	1,979.4	1,979.4
Total assets	$6,595.3	$6,136.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity	September 30, 2019	June 30, 2019
(In millions except per share data)
Current liabilities
Current portion of operating lease liabilities	$37.4	$—
Accounts payable	217.3	242.6
Accrued expenses and other liabilities	199.8	307.2
Current portion of unearned revenues	473.0	458.9
Liabilities associated with assets held-for-sale	243.4	252.1
Total current liabilities	1,170.9	1,260.8
Long-term debt	2,394.6	2,333.3
Operating lease liabilities	495.3	—
Unearned revenues	341.1	318.6
Deferred income taxes	519.2	506.2
Other noncurrent liabilities	200.9	203.2
Total liabilities	5,122.0	4,622.1

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference	544.7	540.2

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.1	40.1
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	222.9	216.7
Retained earnings	711.2	759.0
Accumulated other comprehensive loss	(50.7)	(46.3)
Total shareholders' equity	928.6	974.6
Total liabilities, redeemable convertible preferred stock, and shareholders' equity	$6,595.3	$6,136.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2019	2018
(In millions except per share data)
Revenues
Advertising related	$379.6	$425.5
Consumer related	323.1	327.8
Other	22.5	21.1
Total revenues	725.2	774.4
Operating expenses
Production, distribution, and editorial	273.7	289.1
Selling, general, and administrative	330.8	350.3
Acquisition, disposition, and restructuring related activities	14.1	17.1
Depreciation and amortization	58.5	63.7
Impairment of long-lived assets	5.2	—
Total operating expenses	682.3	720.2
Income from operations	42.9	54.2
Non-operating income, net	8.6	7.3
Interest expense, net	(38.9)	(41.6)
Earnings from continuing operations before income taxes	12.6	19.9
Income tax expense	(0.5)	(3.7)
Earnings from continuing operations	12.1	16.2
Earnings (loss) from discontinued operations, net of income taxes	(6.0)	0.8
Net earnings	$6.1	$17.0

Loss attributable to common shareholders	$(13.9)	$(2.6)

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$(0.17)	$(0.07)
Discontinued operations	(0.13)	0.01
Basic loss per common share	$(0.30)	$(0.06)
Basic average common shares outstanding	45.6	45.1

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$(0.17)	$(0.07)
Discontinued operations	(0.13)	0.01
Diluted loss per common share	$(0.30)	$(0.06)
Diluted average common shares outstanding	45.6	45.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2019	2018
(In millions)
Net earnings	$6.1	$17.0
Other comprehensive loss, net of income taxes
Pension and other postretirement benefit plans activity	0.5	0.4
Unrealized foreign currency translation loss, net	(4.9)	(2.3)
Other comprehensive loss, net of income taxes	(4.4)	(1.9)
Comprehensive income	$1.7	$15.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	$40.1	$5.1	$216.7	$759.0	$(46.3)	$974.6
Net earnings	—	—	—	6.1	—	6.1
Other comprehensive loss, net of income taxes	—	—	—	—	(4.4)	(4.4)
Shares issued under incentive plans, net of forfeitures	0.1	—	0.4	—	—	0.5
Purchases of Company stock	(0.1)	—	(1.7)	—	—	(1.8)
Share-based compensation	—	—	7.5	—	—	7.5
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.3)	—	(24.3)
Class B stock ($0.575 dividend per share)	—	—	—	(2.9)	—	(2.9)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock	—	—	—	(4.5)	—	(4.5)
Transition adjustment for adoption of Accounting Standards Update 2016-02	—	—	—	(7.8)	—	(7.8)
Balance at September 30, 2019	$40.1	$5.1	$222.9	$711.2	$(50.7)	$928.6

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	$39.8	$5.1	$199.5	$889.8	$(36.7)	$1,097.5
Net earnings	—	—	—	17.0	—	17.0
Other comprehensive loss, net of income taxes	—	—	—	—	(1.9)	(1.9)
Stock issued under various incentive plans, net of forfeitures	0.2	—	0.9	—	—	1.1
Purchases of Company stock	(0.1)	—	(3.1)	—	—	(3.2)
Share-based compensation	—	—	10.2	—	—	10.2
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.0)	—	(23.0)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($21.49 dividend per share)	—	—	—	(14.0)	—	(14.0)
Accretion of Series A preferred stock				(4.3)		(4.3)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	—	2.4	—	2.4
Balance at September 30, 2018	$39.9	$5.1	$207.5	$865.1	$(38.6)	$1,079.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2019	2018
(In millions)
Cash flows from operating activities
Net earnings	$6.1	$17.0
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation	19.8	24.9
Amortization	38.7	38.8
Non-cash lease expense	9.8	—
Share-based compensation	7.5	10.2
Deferred income taxes	13.1	(9.6)
Amortization of original issue discount and debt issuance costs	1.7	2.2
Amortization of broadcast rights	4.9	5.4
Loss (gain) on sale of assets	1.1	(10.2)
Write-down of impaired assets	9.5	—
Fair value adjustments to contingent consideration	—	(0.1)
Changes in assets and liabilities, net of acquisitions	(125.7)	(114.6)
Net cash used in operating activities	(13.5)	(36.0)
Cash flows from investing activities
Acquisitions of and investments in businesses and assets, net of cash acquired	(14.5)	(1.8)
Proceeds from disposition of assets, net of cash sold	0.3	13.4
Additions to property, plant, and equipment	(15.9)	(7.5)
Net cash provided by (used in) investing activities	(30.1)	4.1
Cash flows from financing activities
Proceeds from issuance of long-term debt	165.0	—
Repayments of long-term debt	(105.0)	(200.0)
Dividends paid	(41.6)	(39.8)
Purchases of Company stock	(1.8)	(3.2)
Proceeds from common stock issued	0.5	1.1
Payment of acquisition-related contingent consideration	—	(19.3)
Financing lease payments	(0.7)	—
Net cash provided by (used in) financing activities	16.4	(261.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(1.7)
Change in cash in assets held-for-sale	9.3	1.2
Net decrease in cash and cash equivalents	(17.6)	(293.6)
Cash and cash equivalents at beginning of period	45.0	437.6
Cash and cash equivalents at end of period	$27.4	$144.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2019, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2019, and for the three months ended September 30, 2019 and 2018, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassification—Certain prior year amounts have been reclassified to conform to the fiscal 2020 presentation.

Adopted Accounting Pronouncements—

ASU 2016-02—In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. This standard is required to be applied using a modified retrospective approach, which gives the option of applying the new guidance as of the effective date with enhanced disclosure requirements for comparative periods presented under prior lease guidance or applying the new standard at the beginning of the earliest comparative period presented. The FASB issued amendments to further clarify provisions of this guidance. The Company adopted the standard, including the amendments made since initial issuance, on July 1, 2019.

As the effective date was the date of initial application, prior-period financial information was not updated and disclosures required under the new standard are not provided for dates and periods before July 1, 2019. The Company elected the practical expedient package permitted under transition guidance, which allows prior conclusions about lease identification and initial direct costs to not be reassessed and historical lease classification to be carried forward. The hindsight practical expedient was not elected. Accounting policy elections were made to exempt leases with an initial term of twelve months or less from balance sheet recognition and not separate lease and non-lease components for any asset classes in the current portfolio.

Upon adoption, $509.9 million and $541.0 million were recorded for operating lease assets and liabilities, respectively, which includes the impact to previously recorded liabilities associated with deferred rent and exit or disposal costs, and impairments of certain operating lease assets related to conditions that existed prior to adoption, which resulted in a decrease of $7.8 million to retained earnings as of July 1, 2019. The standard did not materially affect the Company’s condensed consolidated results of operations or cash flows. Refer to Note 5 for further information and required disclosures related to this standard.

ASU 2017-04—In January 2017, the FASB issued an accounting standards update that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminates the qualitative assessment requirements for a reporting unit with zero or negative carrying value. The Company has elected to prospectively early adopt this guidance in the first quarter of fiscal 2020. The adoption did not have an impact on the condensed consolidated financial statements.

2. Acquisitions

On September 1, 2019, Meredith completed an asset acquisition of certain intangible assets of magazines.com, a website that promotes, markets, and sells print and electronic magazines subscriptions, for $15.9 million. The assets will be transitioned onto Meredith's digital platforms and integrated into the national media group's existing affinity marketing operations.

The following table provides details of the identifiable acquired intangible assets in the acquisition:

(In millions)
Intangible assets subject to amortization
Publisher relationships	$7.8
Intangible assets not subject to amortization
Trademark	7.6
Internet domain name	0.5
Total intangible assets	$15.9

The useful life of the publisher relationships is nine years.

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

As a result of these errors, consumer related revenue and selling, general, and administrative expense were understated on the Company's Condensed Consolidated Statements of Earnings. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, the Company calculated the effect of these errors and determined that they were not material, individually or in the aggregate, to previously issued financial statements and, therefore, amendment of previously filed reports was not required. As permitted by SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company corrected, in the third quarter of fiscal 2019, previously reported results.

In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the effect of the correction on each financial statement line item for each period affected is as follows:

Condensed Consolidated Statements of Earnings	As Reported	Adjustment	As Adjusted
(In millions)
For the three months ended September 30, 2018
Consumer related revenue	$315.3	$12.5	$327.8
Selling, general, and administrative expense	337.8	12.5	350.3

3. Inventories

Major components of inventories are summarized below.

(In millions)	September 30, 2019	June 30, 2019
Raw materials	$34.3	$42.7
Work in process	26.9	15.4
Finished goods	4.9	4.6
Inventories	$66.1	$62.7

4. Assets Held-for-Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale and Discontinued Operations

The Company announced after the acquisition of Time that it was exploring the sale of certain brands. In accordance with accounting guidance, a business that, on acquisition or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to Sports Illustrated; FanSided, a Sports Illustrated Brand being marketed separately from Sports Illustrated; and Viant operations were included as assets held-for-sale and liabilities associated with assets held-for-sale in the Condensed Consolidated Balance Sheets as of June 30, 2019 and September 30, 2019. The second step of the two-step transaction to sell the Sports Illustrated brand was completed in October 2019 and the sale of Viant, excluding the investment in Xumo, was completed in November 2019. Management expects to sell FanSided and Xumo during fiscal 2020. The assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal date. The revenue and expenses of these businesses, as well as the revenues and expenses of the TIME and Fortune brands, which were sold in the second quarter of fiscal 2019, were included in loss from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Earnings for the periods prior to their sales. All discontinued operations relate to the national media segment.

The following table presents the major components which are included in assets held-for-sale and liabilities associated with assets held-for-sale.

(in millions)	September 30, 2019	June 30, 2019
Current assets
Cash and cash equivalents	$14.4	$5.1
Accounts receivable, net	65.7	78.1
Inventories	0.1	0.1
Current portion of subscription acquisition costs	32.4	34.4
Other current assets	1.7	0.8
Total current assets	114.3	118.5
Net property, plant, and equipment	4.8	14.3
Operating lease assets	10.1	—
Subscription acquisition costs	13.3	19.2
Other assets	34.5	1.0
Intangible assets, net	43.9	43.9
Goodwill	91.9	124.1
Total assets held-for-sale	$312.8	$321.0

Current liabilities
Current portion of operating lease liabilities	$3.8	$—
Accounts payable	40.3	45.2
Accrued expenses and other liabilities	27.0	27.8
Current portion of unearned revenues	58.6	67.9
Deferred sale proceeds	72.4	73.2
Total current liabilities	202.1	214.1
Operating lease liabilities	7.3	—
Unearned revenues	34.0	37.6
Other noncurrent liabilities	—	0.4
Total liabilities associated with assets held-for-sale	$243.4	$252.1

Amounts applicable to discontinued operations in the Condensed Consolidated Statements of Earnings are as follows:

Three months ended September 30,	2019	2018
(In millions except per share data)
Revenues	$85.5	$123.7
Costs and expenses	(86.7)	(116.3)
Impairment of goodwill	(4.2)	—
Interest expense	(1.2)	(6.4)
Earnings (loss) before income taxes	(6.6)	1.0
Income tax benefit (expense)	0.6	(0.2)
Earnings (loss) from discontinued operations, net of income taxes	$(6.0)	$0.8
Earnings (loss) per share from discontinued operations
Basic	$(0.13)	$0.01
Diluted	(0.13)	0.01

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that will be repaid with the proceeds from the sales of FanSided and the investments in Viant and Xumo.

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the three months ended September 30, 2019 or 2018. Share-based compensation expense related to discontinued operations was minimal for the three months ended September 30, 2019 and $0.5 million for the three months ended September 30, 2018 and is included in the calculation of net cash used in operating activities in the Condensed Consolidated Statements of Cash Flows.

Dispositions

In May 2019, the first step of a two-step transaction to sell Sports Illustrated was completed. At the time of first close, $90.0 million was received from the buyer. Simultaneously, the Company entered into an agreement to license back a portion of the Sports Illustrated brand to continue operating the publishing business. Although, under the agreement certain assets of the brand were sold for legal and tax purposes, because the Company retained control of the publishing business until the second close, the legal transfer of those assets has not been presented as a sale within the condensed consolidated financial statements. At the time of the second close, Meredith will owe the buyer $11.6 million for accounts receivable and accounts payable retained by Meredith, and a working capital true-up estimated to be approximately $0.7 million. This second close took place on October 3, 2019. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. No significant additional gain or loss is expected to be recognized upon the second close. Meredith entered into support services agreements with the buyer parties upon second close.

During the second quarter of fiscal 2019, Meredith closed on sales of the TIME and Fortune brands to unrelated third parties. Meredith continued to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSA) with each buyer. In addition, Meredith continues to provide consumer marketing, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OA) with each buyer. The services performed under the OAs have varying terms ranging from one to four years. Income of $3.0 million for the three months ended September 30, 2019, earned from performing services under the OAs is recorded in other revenue in the Condensed Consolidated Statements of Earnings while income of $1.9 million for the three months ended September 30, 2019, earned from performing services under the TSAs is recorded as a reduction of selling, general, and administrative expenses in the Condensed Consolidated Statements of Earnings.

5. Leases

Meredith's lessee portfolio is primarily comprised of real estate leases for the use of office space, land, and station facilities. The portfolio also contains leases for equipment, vehicles, and antenna and transmitter sites. Meredith determines whether an arrangement contains a lease at inception.

Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. The remaining terms of the leases are 1 to 23 years.

The Company generally utilizes its incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments since the implicit rate for most of the Company's leases is not readily determinable. The incremental borrowing rate as of July 1, 2019, was utilized for the initial measurement of operating lease liabilities upon adoption of the new leasing standard and for new leases entered into during the quarter ended September 30, 2019.

Variable lease expense includes rental increases that are not fixed, such as those based on a consumer price index, and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

Leases entered into that have not yet commenced were not significant at September 30, 2019.

Operating Leases

The total lease cost for operating leases included within selling, general, and administrative line in the Condensed Consolidated Statements of Earnings was as follows:

Three months ended September 30, 2019
(In millions)
Operating lease cost	$16.8
Variable lease cost	0.6
Short term lease cost	0.1
Sublease income	(1.9)
Total lease cost	$15.6

The table below presents supplemental information related to operating leases:

Three months ended September 30, 2019
(In millions except for lease term and discount rate)
Operating cash flows for operating leases	$16.7
Noncash lease liabilities arising from obtaining operating lease assets	2.9
Weighted average remaining lease term (in years)	11.6
Weighted average discount rate	5.3%

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

Years ending June 30,
(In millions)
2020	$48.1
2021	62.6
2022	61.4
2023	60.6
2024	61.7
Thereafter	427.4
Total lease payments	721.8
Less: Interest	(189.1)
Present value of lease liabilities	$532.7

Future minimum lease payments under operating leases as of June 30, 2019, were as follows:

	Payments Due In
Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(In millions)
Operating leases	$61.3	$57.5	$54.9	$52.4	$52.8	$397.7	$676.6

Future minimum operating lease payments have been reduced by estimated future minimum sublease income of $7.7 million in fiscal 2020, $8.7 million in fiscal 2021, $9.3 million in fiscal 2022, $9.1 million in fiscal 2023, $9.5 million in fiscal 2024 and $24.2 million thereafter.

Finance Leases

Meredith holds finance leases related to a broadcast tower and certain equipment with remaining terms ranging between four and seven years. Finance lease assets of $3.8 million were recorded in property, plant, and equipment, and current finance lease liabilities of $0.7 million and long-term finance lease liabilities of $3.3 million were recorded in accrued expenses and other liabilities and other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheets at September 30, 2019.

For the three months ended September 30, 2019, $0.1 million of interest expense and $0.2 million of amortization were recorded within interest expense, net and depreciation and amortization, respectively, on the Condensed Consolidated Statements of Earnings. Operating cash flows of $0.1 million and financing cash flows of $0.7 million were also incurred during the three-month period. As of September 30, 2019, the finance leases have a weighted average remaining term of 5.8 years and weighted average interest rate of 6.7 percent.

Lessor Activities

The Company has several agreements to lease space to third parties on its owned broadcast towers. These leases all meet the operating lease criteria. The associated rental revenue on these leases is recorded in other revenue on the Condensed Consolidated Statements of Earnings, which was $0.2 million for the three months ended September 30, 2019.

6. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	September 30, 2019			June 30, 2019
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(117.3)	$93.7	$213.3	$(102.0)	$111.3
Publisher relationships	132.8	(29.9)	102.9	125.0	(25.4)	99.6
Partner relationships	98.2	(26.6)	71.6	98.2	(22.7)	75.5
Customer relationships	67.5	(54.2)	13.3	67.5	(46.3)	21.2
Other	21.5	(14.1)	7.4	23.2	(14.9)	8.3
Local media
Network affiliation agreements	229.3	(156.7)	72.6	229.3	(155.1)	74.2
Advertiser relationships	12.5	(6.9)	5.6	12.5	(5.8)	6.7
Retransmission agreements	27.9	(20.2)	7.7	27.9	(19.1)	8.8
Other	1.7	(1.3)	0.4	1.7	(1.2)	0.5
Total	$802.4	$(427.2)	375.2	$798.6	$(392.5)	406.1
Intangible assets not subject to amortization
National media
Trademarks			726.9			724.5
Internet domain names			8.3			7.8
Local media
FCC licenses			675.2			675.2
Total			1,410.4			1,407.5
Intangible assets, net			$1,785.6			$1,813.6

Amortization expense was $38.7 million and $38.8 million for the three months ended September 30, 2019, and 2018, respectively. Annual amortization expense for intangible assets is expected to be as follows: $141.5 million in fiscal 2020, $89.9 million in fiscal 2021, $42.2 million in fiscal 2022, $40.5 million in fiscal 2023, and $33.4 million in fiscal 2024.

During the first quarter of fiscal 2020, the Company recorded an impairment charge of $5.2 million on a national media trademark. Management determined this trademark was fully impaired as part of management's commitment to performance improvement plans, including the closure of the Family Circle brand. The impairment charge is recorded in the impairment of long-lived assets line in the Condensed Consolidated Statements of Earnings.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2019			2018
(In millions)	National Media	Local Media	Total	National Media	Local Media	Total
Goodwill at beginning of period	$1,862.8	$116.6	$1,979.4	$1,800.0	$115.8	$1,915.8
Acquisition adjustments	—	—	—	31.2	—	31.2
Goodwill at end of period	$1,862.8	$116.6	$1,979.4	$1,831.2	$115.8	$1,947.0

7. Restructuring Accrual

In the first quarter of fiscal 2020, management committed to performance improvement plans related to the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. Other smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.9 million, including $9.9 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. These actions affected approximately 130 employees in the national media segment, 10 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs will be paid during fiscal 2020. Of these costs, $9.2 million are recorded in the acquisition, disposition, and restructuring related activities line and $3.7 million are recorded in the earnings (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

As part of the Company's plan to realize cost synergies from its acquisition of Time in fiscal 2018, management committed to a performance improvement plan to reduce headcount. While the headcount reductions were substantially completed by January 2019, the severance and related benefit costs continue to be paid out during calendar 2019. In the first quarter of fiscal 2019, additional performance improvement plans were executed which included the following: Cooking Light magazine was merged with EatingWell, Coastal Living transitioned from a subscription magazine to a special interest publication, much of our local media's digital advertising functions were consolidated with MNI Targeted Media, and newsstand sales and marketing operations were outsourced. The first quarter fiscal 2019 performance improvement plans affected approximately 250 people, approximately 175 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. In connection with these plans, in the first quarter of fiscal 2019 the Company recorded pre-tax restructuring charges of $12.5 million for severance and related benefit costs related to the involuntary termination of employees. The severance costs have substantially been paid. These costs are recorded in the acquisition, disposition, and restructuring related activities line of the Condensed Consolidated Statements of Earnings.

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amount Accrued in the Period		Total Amount Expected to be Incurred
Three months ended September 30,	2019	2018
(in millions)
National media	$8.8	$6.0	$8.8
Local media	0.7	1.5	0.7
Unallocated Corporate	0.4	5.0	0.4
	$9.9	$12.5	$9.9

Details of changes in the Company's restructuring accrual are as follows:

	Employee Terminations	Employee Terminations	Other Exit Costs	Total
Three months ended September 30,	2019	2018	2018	2018
(In millions)
Balance at beginning of period	$43.7	$101.3	$6.3	$107.6
Accruals	9.9	12.0	10.1	22.1
Cash payments	(19.3)	(20.7)	(9.4)	(30.1)
Reversal of excess accrual	—	(2.9)	(0.7)	(3.6)
Balance at end of period	$34.3	$89.7	$6.3	$96.0

As of September 30, 2019, of the $34.3 million liability, $33.7 million was classified as current liabilities on the Condensed Consolidated Balance Sheet, with the remaining $0.6 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2021 and related to future severance payments.

As of June 30, 2019, the Company had a restructuring accrual of $22.8 million related primarily to lease payments and exit or disposal costs for space that has been vacated. In conjunction with the adoption of the lease standard effective July 1, 2019, as disclosed in Note 1, these previously recorded exit cost liabilities were derecognized and operating lease assets recorded at time of adoption were reduced by a corresponding amount.

8. Long-term Debt

Long-term debt consisted of the following:

	September 30, 2019			June 30, 2019
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,062.5	$(15.0)	$1,047.5	$1,062.5	$(15.6)	$1,046.9
Revolving credit facility of $350 million, due 1/31/2023	95.0	—	95.0	35.0	—	35.0
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,272.9	(20.8)	1,252.1	1,272.9	(21.5)	1,251.4
Total long-term debt	$2,430.4	$(35.8)	$2,394.6	$2,370.4	$(37.1)	$2,333.3

9. Commitments and Contingencies

Lease Guarantees

In March 2018, the Company sold TIUK, a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in connection with a lease of office space in the U.K. through December 31, 2025, which was guaranteed by the Company. In the first quarter of fiscal 2020, the Company was released of its guarantee by the landlord. As a result, a gain of $8.0 million was recorded in the non-operating income, net line in the Condensed Consolidated Statement of Earnings.

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.4 million at September 30, 2019, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $14.9 million as of September 30, 2019.

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

The Company establishes an accrued liability for specific matters, such as a legal claim, when the Company determines that a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. In view of the inherent difficulty of predicting the outcome of litigation, claims, and other matters, the Company often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	September 30, 2019		June 30, 2019
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$24.7	$23.1	$15.0	$13.6
Total long-term debt	2,394.6	2,461.5	2,333.3	2,452.9

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt is based on information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	September 30, 2019	June 30, 2019
Accrued expenses and other liabilities
Deferred compensation plans	$4.6	$4.7
Other noncurrent liabilities
Contingent consideration	0.8	0.8
Deferred compensation plans	16.1	16.2

The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Details of changes in the Level 3 fair value of contingent consideration and certain trademarks are as follows:

Three months ended September 30,	2019	2018
(In millions)
Contingent consideration
Balance at beginning of period	$0.8	$25.4
Payments	—	(19.3)
Fair value adjustment of contingent consideration	—	(0.1)
Balance at end of period	$0.8	$6.0

Trademark [1]
Balance at beginning of period	$5.2	$—
Impairment	(5.2)	—
Balance at end of period	$—	$—

1	Represents the fair value of a national media trademark fully impaired at September 30, 2019. For further details, refer to Note 6.

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

The fair values of the trademarks are measured on a non-recurring basis and are determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and Company specific risk. Estimated cash flows are based upon internally developed estimates and the revenue growth rates are based on industry knowledge and historical performance. For further discussion of the impairment of these trademarks, refer to Note 6. The impairment of trademarks is included in the impairment of long-lived assets line in the Condensed Consolidated Statements of Earnings.

11. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 15) is as follows.

Three months ended September 30, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$160.4	$—	$—	$160.4
Non-political spot	—	76.8	—	76.8
Political spot	—	2.6	—	2.6
Digital	91.6	4.2	—	95.8
Third party sales	19.0	25.5	(0.5)	44.0
Total advertising related	271.0	109.1	(0.5)	379.6
Consumer related
Subscription	150.5	—	—	150.5
Retransmission	—	79.6	—	79.6
Newsstand	42.6	—	—	42.6
Affinity marketing	13.9	—	—	13.9
Licensing	20.0	—	—	20.0
Digital and other consumer driven	16.5	—	—	16.5
Total consumer related	243.5	79.6	—	323.1
Other
Projects based	14.4	—	—	14.4
Other	4.0	4.1	—	8.1
Total other	18.4	4.1	—	22.5
Total revenues	$532.9	$192.8	$(0.5)	$725.2

Three Months Ended September 30, 2018	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$185.2	$—	$—	$185.2
Non-political spot	—	74.9	—	74.9
Political spot	—	36.1	—	36.1
Digital	84.9	3.9	—	88.8
Third party sales	17.1	24.0	(0.6)	40.5
Total advertising related	287.2	138.9	(0.6)	425.5
Consumer related
Subscription	160.7	—	—	160.7
Retransmission	—	73.3	—	73.3
Newsstand	39.1	—	—	39.1
Affinity marketing	18.9	—	—	18.9
Licensing	24.8	—	—	24.8
Digital and other consumer driven	11.0	—	—	11.0
Total consumer related	254.5	73.3	—	327.8
Other
Projects based	9.4	—	—	9.4
Other	9.5	2.2	—	11.7
Total other	18.9	2.2	—	21.1
Total revenues	$560.6	$214.4	$(0.6)	$774.4

During the first quarter of fiscal 2020, management identified certain consumer related revenue that was incorrectly classified as other revenue in the fiscal 2019 consolidated financial statements. As such, management revised the fiscal 2019 condensed consolidated statement of earnings and related revenue note for the three months ended September 30, 2019, to report $11.7 million of revenue as consumer related revenue. The Company assessed the materiality of the revision both quantitatively and qualitatively and determined the correction to be immaterial to the Company’s prior period interim and annual consolidated financial statements.

Contract Balances

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contacts, the Company does not have any significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $458.9 million at June 30, 2019 and $473.0 million at September 30, 2019, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $318.6 million and $341.1 million at June 30, 2019 and September 30, 2019, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Revenue of $156.0 million recognized in the three-month period ended September 30, 2019, was in contract liabilities at the beginning of the period.

12. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

Three months ended September 30,	2019	2018
(In millions)
Domestic Pension Benefits
Service cost	$2.5	$2.9
Interest cost	1.4	1.6
Expected return on plan assets	(2.4)	(2.4)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	0.6	0.5
Net periodic benefit costs	$2.2	$2.7

International Pension Benefits
Interest cost	$3.6	$4.3
Expected return on plan assets	(4.6)	(8.0)
Net periodic benefit credit	$(1.0)	$(3.7)

Postretirement Benefits
Interest cost	$—	$0.1
Actuarial gain amortization	(0.1)	(0.1)
Net periodic benefit credit	$(0.1)	$—

The components of net periodic benefit cost (credit), other than the service cost component, are included in non-operating income, net in the accompanying Condensed Consolidated Statements of Earnings.

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

13. Redeemable Series A Preferred Stock

Meredith has outstanding 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (the Series A preferred stock). The Series A preferred stock becomes convertible on January 31, 2025, the seventh anniversary of the issuance date. Therefore, no shares were converted in the first three months of fiscal 2020.

14. Loss Per Common Share

The following table presents the calculations of basic loss per common share:

Three months ended September 30,	2019	2018
(In millions except per share data)
Net earnings	$6.1	$17.0
Participating warrants dividend	(0.9)	(0.9)
Preferred stock dividend	(14.4)	(14.0)
Accretion of redeemable, convertible Series A preferred stock	(4.5)	(4.3)
Other securities dividends	(0.2)	(0.4)
Loss attributable to common shareholders	$(13.9)	$(2.6)

Basic weighted average common shares outstanding	45.6	45.1
Basic loss per common share	$(0.30)	$(0.06)

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Three months ended September 30,	2019	2018
(In millions except per share data)
Basic weighted-average common shares outstanding	45.6	45.1
Dilutive effect of stock options and equivalents	—	—
Diluted weighted-average shares outstanding	45.6	45.1

Diluted loss attributable to common shareholders	$(13.9)	$(2.6)
Diluted loss per common share	(0.30)	(0.06)

For the three months ended September 30, 2019, 0.7 million convertible preferred shares, 1.6 million warrants, 0.1 million options, and 0.1 million shares of restricted stock were not included in the computation of diluted loss per common share. These securities have an antidilutive effect on the loss per common share calculation (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for the three months ended September 30, 2019.

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

For the three months ended September 30, 2019 and 2018, antidilutive options excluded from the above calculations totaled 3.1 million (with a weighted average exercise price of $59.96) and 2.7 million (with a weighted average exercise price of $63.24), respectively.

In the three months ended September 30, 2019 and 2018, a minimal amount of options were exercised to purchase common shares.

15. Financial Information about Industry Segments

Meredith is a diversified media company that utilizes multiple platforms, including broadcast television, print, digital, mobile and video, to deliver the content consumers desire and to deliver the messages of advertising and marketing partners. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2019. There have been no material intersegment transactions.

There are two principal financial measures reported to the chief executive officer (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest expense, income taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not directly attributable to the operating groups. In accordance with authoritative guidance on disclosures about segments of an enterprise and related information, EBITDA is not presented below.

The following table presents financial information by segment:

Three months ended September 30,	2019	2018
(In millions)
Revenues
National media	$532.9	$560.6
Local media	192.8	214.4
Total revenues, gross	725.7	775.0
Intersegment revenue elimination	(0.5)	(0.6)
Total revenues	$725.2	$774.4

Segment profit
National media	$28.1	$18.1
Local media	38.4	67.5
Unallocated corporate	(23.6)	(31.4)
Income from operations	42.9	54.2
Non-operating income, net	8.6	7.3
Interest expense, net	(38.9)	(41.6)
Earnings from continuing operations before income taxes	$12.6	$19.9

Depreciation and amortization
National media	$47.4	$52.3
Local media	9.6	9.1
Unallocated corporate	1.5	2.3
Total depreciation and amortization	$58.5	$63.7

16. Issuer, Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The 2026 Senior Notes are general unsecured senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint, and several basis, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the Non-Guarantor Subsidiaries) largely represent the international operations of the Company and subsidiaries that have been disposed of prior to September 30, 2019, which do not guarantee the 2026 Senior Notes. Under the terms of the indenture governing the 2026 Senior Notes, Meredith Corporation and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the 2026 Senior Notes.

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of September 30, 2019 and June 30, 2019, the condensed consolidating statements of comprehensive income (loss) for the three months ended September 30, 2019 and 2018, and condensed consolidating statements of cash flows for the three months ended September 30, 2019 and 2018, for Meredith Corporation (Parent Issuer), Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The condensed consolidating financial information is presented using the equity method of accounting for all periods presented. Elimination entries relate primarily to elimination of investments in subsidiaries and associated intercompany balances and transactions.

Meredith Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of September 30, 2019

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$19.3	$0.2	$7.9	$—	$27.4
Accounts receivable, net	302.2	277.2	10.1	—	589.5
Inventories	47.9	18.1	0.1	—	66.1
Current portion of subscription acquisition costs	106.8	157.6	—	(6.0)	258.4
Assets held-for-sale	—	203.6	109.2	—	312.8
Other current assets	55.5	16.3	0.4	—	72.2
Total current assets	531.7	673.0	127.7	(6.0)	1,326.4
Net property, plant, and equipment	340.8	92.4	11.8	—	445.0
Operating lease assets	69.8	427.7	4.1	—	501.6
Subscription acquisition costs	183.7	107.8	—	—	291.5
Other assets	57.8	67.1	140.9	—	265.8
Intangible assets, net	636.2	1,144.7	4.7	—	1,785.6
Goodwill	614.8	1,094.3	270.3	—	1,979.4
Intercompany receivable	685.5	10,087.4	7,963.8	(18,736.7)	—
Intercompany notes receivable	—	214.7	—	(214.7)	—
Investment in subsidiaries	3,619.9	987.7	—	(4,607.6)	—
Total assets	$6,740.2	$14,896.8	$8,523.3	$(23,565.0)	$6,595.3

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of operating lease liabilities	$9.1	$27.6	$0.7	$—	$37.4
Accounts payable	143.7	72.9	0.7	—	217.3
Accrued expenses and other liabilities	109.8	89.9	0.1	—	199.8
Current portion of unearned revenues	171.8	300.8	6.2	(5.8)	473.0
Liabilities associated with assets held-for-sale	—	185.1	58.3	—	243.4
Total current liabilities	434.4	676.3	66.0	(5.8)	1,170.9
Long-term debt	2,394.6	—	—	—	2,394.6
Operating lease liabilities	61.4	430.6	3.3	—	495.3
Unearned revenues	203.9	137.2	—	—	341.1
Deferred income taxes	225.4	268.4	25.4	—	519.2
Other noncurrent liabilities	100.5	82.4	18.0	—	200.9
Investment in subsidiaries	—	—	72.2	(72.2)	—
Intercompany payable	1,846.7	9,117.2	7,772.3	(18,736.2)	—
Intercompany notes payable	—	—	212.7	(212.7)	—
Total liabilities	5,266.9	10,712.1	8,169.9	(19,026.9)	5,122.0

Redeemable, convertible Series A preferred stock	544.7	—	—	—	544.7

Shareholders’ equity	928.6	4,184.7	353.4	(4,538.1)	928.6
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,740.2	$14,896.8	$8,523.3	$(23,565.0)	$6,595.3

Meredith Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of June 30, 2019

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$30.3	$3.2	$11.5	$—	$45.0
Accounts receivable, net	327.5	267.4	14.2	—	609.1
Inventories	53.7	8.9	0.1	—	62.7
Current portion of subscription acquisition costs	91.5	156.8	—	(6.3)	242.0
Assets held-for-sale	—	208.8	112.2	—	321.0
Other current assets	51.4	16.3	2.6	—	70.3
Total current assets	554.4	661.4	140.6	(6.3)	1,350.1
Net property, plant, and equipment	340.8	107.8	1.7	—	450.3
Subscription acquisition costs	152.3	121.6	—	—	273.9
Other assets	60.6	30.0	179.0	—	269.6
Intangible assets, net	627.7	1,181.0	4.9	—	1,813.6
Goodwill	614.8	1,317.6	47.0	—	1,979.4
Intercompany receivable	470.5	10,352.3	7,958.6	(18,781.4)	—
Intercompany notes receivable	—	215.5	0.2	(215.7)	—
Investment in subsidiaries	3,874.5	983.0	—	(4,857.5)	—
Total assets	$6,695.6	$14,970.2	$8,332.0	$(23,860.9)	$6,136.9

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Accounts payable	$141.5	$90.4	$10.7	$—	$242.6
Accrued expenses and other liabilities	195.4	107.2	4.6	—	307.2
Current portion of unearned revenues	183.2	277.7	3.8	(5.8)	458.9
Liabilities associated with assets held-for-sale	—	190.8	61.3	—	252.1
Total current liabilities	520.1	666.1	80.4	(5.8)	1,260.8
Long-term debt	2,333.3	—	—	—	2,333.3
Unearned revenues	155.7	162.9	—	—	318.6
Deferred income taxes	221.8	266.2	18.2	—	506.2
Other noncurrent liabilities	97.7	85.9	19.6	—	203.2
Investment in subsidiaries	—	—	74.8	(74.8)	—
Intercompany payable	1,852.2	9,105.0	7,824.2	(18,781.4)	—
Intercompany notes payable	—	0.2	215.5	(215.7)	—
Total liabilities	5,180.8	10,286.3	8,232.7	(19,077.7)	4,622.1

Redeemable, convertible Series A preferred stock	540.2	—	—	—	540.2

Shareholders’ equity	974.6	4,683.9	99.3	(4,783.2)	974.6
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,695.6	$14,970.2	$8,332.0	$(23,860.9)	$6,136.9

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$121.7	$256.2	$1.9	$(0.2)	$379.6
Consumer related	121.9	191.7	11.5	(2.0)	323.1
Other	16.5	3.0	3.0	—	22.5
Total revenues	260.1	450.9	16.4	(2.2)	725.2
Operating expenses
Production, distribution, and editorial	124.4	147.6	2.0	(0.3)	273.7
Selling, general, and administrative	150.5	237.3	(54.7)	(2.3)	330.8
Acquisition, disposition, and restructuring related activities	9.4	4.7	—	—	14.1
Depreciation and amortization	14.4	43.7	0.4	—	58.5
Impairment of long-lived assets	5.2	—	—	—	5.2
Total operating expenses	303.9	433.3	(52.3)	(2.6)	682.3
Income (loss) from operations	(43.8)	17.6	68.7	0.4	42.9
Non-operating income (expense), net	0.3	10.9	(2.6)	—	8.6
Interest income (expense), net	(38.9)	3.3	(3.3)	—	(38.9)
Earnings (loss) from continuing operations before income taxes	(82.4)	31.8	62.8	0.4	12.6
Income tax benefit (expense)	24.5	(6.5)	(18.4)	(0.1)	(0.5)
Earnings (loss) from continuing operations	(57.9)	25.3	44.4	0.3	12.1
Loss from discontinued operations, net of income taxes	—	(5.1)	(0.9)	—	(6.0)
Earnings (loss) before equity income	(57.9)	20.2	43.5	0.3	6.1
Earnings from equity in subsidiaries	64.0	2.5	0.1	(66.6)	—
Net earnings	$6.1	$22.7	$43.6	$(66.3)	$6.1

Total comprehensive income	$6.6	$22.7	$38.7	$(66.3)	$1.7

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$160.4	$263.9	$1.8	$(0.6)	$425.5
Consumer related	125.5	200.9	9.3	(7.9)	327.8
Other	8.1	52.6	6.3	(45.9)	21.1
Total revenues	294.0	517.4	17.4	(54.4)	774.4
Operating expenses
Production, distribution, and editorial	121.3	209.3	5.0	(46.5)	289.1
Selling, general, and administrative	136.7	211.1	7.8	(5.3)	350.3
Acquisition, disposition, and restructuring related activities	(5.8)	21.6	1.3	—	17.1
Depreciation and amortization	7.8	55.2	0.7	—	63.7
Total operating expenses	260.0	497.2	14.8	(51.8)	720.2
Income from operations	34.0	20.2	2.6	(2.6)	54.2
Non-operating income (expense), net	4.3	(0.9)	3.9	—	7.3
Interest income (expense), net	(42.4)	4.0	(3.2)	—	(41.6)
Earnings (loss) before income taxes	(4.1)	23.3	3.3	(2.6)	19.9
Income tax benefit (expense)	2.2	(6.1)	0.2	—	(3.7)
Earnings (loss) from continuing operations	(1.9)	17.2	3.5	(2.6)	16.2
Earnings (loss) from discontinued operations, net of income taxes	—	1.8	(1.0)	—	0.8
Earnings (loss) before equity earnings (loss)	(1.9)	19.0	2.5	(2.6)	17.0
Earnings (loss) from equity in subsidiaries	18.9	1.1	(6.8)	(13.2)	—
Net earnings (loss)	$17.0	$20.1	$(4.3)	$(15.8)	$17.0

Total comprehensive income (loss)	$15.1	$20.1	$(6.6)	$(13.5)	$15.1

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended September 30, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$222.4	$(279.5)	$46.2	$(2.6)	$(13.5)
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(14.5)	—	—	—	(14.5)
Proceeds from disposition of assets, net of cash sold	—	—	0.3	—	0.3
Additions to property, plant, and equipment	(14.8)	(1.1)	—	—	(15.9)
Net cash provided by (used in) investing activities	(29.3)	(1.1)	0.3	—	(30.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt	165.0	—	—	—	165.0
Repayments of long-term debt	(105.0)	—	—	—	(105.0)
Dividends paid	(41.6)	—	—	—	(41.6)
Purchases of Company stock	(1.8)	—	—	—	(1.8)
Proceeds from common stock issued	0.5	—	—	—	0.5
Financing lease payments	(0.7)	—	—	—	(0.7)
Net increase (decrease) in intercompany obligations	(220.5)	277.6	(59.7)	2.6	—
Net cash provided by (used in) financing activities	(204.1)	277.6	(59.7)	2.6	16.4
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Change in cash in assets held-for-sale	—	—	9.3	—	9.3
Net decrease in cash and cash equivalents	(11.0)	(3.0)	(3.6)	—	(17.6)
Cash and cash equivalents at beginning of period	30.3	3.2	11.5	—	45.0
Cash and cash equivalents at end of period	$19.3	$0.2	$7.9	$—	$27.4

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended September 30, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$100.2	$10.0	$(146.2)	$—	$(36.0)
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(1.8)	—	—	—	(1.8)
Proceeds from disposition of assets, net of cash sold	13.1	—	0.3	—	13.4
Additions to property, plant, and equipment	(2.8)	(4.7)	—	—	(7.5)
Net cash provided by (used in) investing activities	8.5	(4.7)	0.3	—	4.1
Cash flows from financing activities
Repayments of long-term debt	(200.0)	—	—	—	(200.0)
Dividends paid	(39.8)	—	—	—	(39.8)
Purchases of Company stock	(3.2)	—	—	—	(3.2)
Proceeds from common stock issued	1.1	—	—	—	1.1
Payment of acquisition related contingent consideration	(19.3)	—	—	—	(19.3)
Net increase (decrease) in intercompany obligations	19.3	(150.6)	131.3	—	—
Net cash provided by (used in) financing activities	(241.9)	(150.6)	131.3	—	(261.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.7)	—	(1.7)
Change in cash held for sale	—	—	1.2	—	1.2
Net decrease in cash and cash equivalents	(133.2)	(145.3)	(15.1)	—	(293.6)
Cash and cash equivalents at beginning of period	195.0	202.8	39.8	—	437.6
Cash and cash equivalents at end of period	$61.8	$57.5	$24.7	$—	$144.0

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Meredith Corporation's financial condition and results of operations should be read together with Meredith's condensed consolidated financial statements and notes thereto, included elsewhere in this report. When used herein, the terms Meredith, the Company, we, us, and our refer to Meredith Corporation, including consolidated subsidiaries.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the headings "Forward Looking Statements" and under the "Risk Factors" heading in our Annual Report on Form 10-K (Form 10-K) for the fiscal year ended June 30, 2019.

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for over 115 years. Meredith uses multiple media platforms—including print, digital, mobile, video and broadcast television—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments. The national media segment reaches more than 175 million unduplicated American consumers every month, including nearly 90 percent of United States (U.S.) millennial women. Meredith is the No. 1 U.S. magazine operator, possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. Meredith is also the owner of the largest premium content digital network for American consumers. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse and The Foundry, the Company's state-of-the-art creative content studio.

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

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 73 percent of the Company's $725.2 million in revenues in the first three months of fiscal 2020 while the local media segment contributed 27 percent.

NATIONAL MEDIA

Advertising related revenues represented 51 percent of national media's first three months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 46 percent of national media's first three months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other digitally generated consumer revenues. The remaining 3 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as product sales and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—57 percent in the first three months of fiscal 2020—from the sale of advertising, both over the air and on our stations' websites and apps as well as selling advertising space on third-party platforms. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST THREE MONTHS FISCAL 2020 FINANCIAL OVERVIEW

•
National media revenues decreased 5 percent compared to the prior-year period primarily due to declines in print advertising revenues. National media operating profit increased $10.0 million primarily due to previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses.

•
Local media revenues decreased 10 percent as compared to the prior-year period. Operating profit declined 43 percent. These changes were primarily due to declines in higher-margin political advertising revenues due to the cyclical nature of political advertising.

•	Unallocated corporate expenses decreased $7.8 million primarily due to decreases in severance and related benefit accruals costs.

•
Diluted loss per common share from continuing operations was $0.17 compared to a diluted loss per common share from continuing operations of $0.07 in the prior-year first three months. The increase in the loss per common share was primarily due to a reduction in revenues partially offset by lower operating expenses due to previously executed restructuring activities and ongoing cost-savings initiatives.

RESULTS OF OPERATIONS

Three months ended September 30,	2019	2018	Change
(In millions except per share data)
Total revenues	$725.2	$774.4	(6)%
Operating expenses	(682.3)	(720.2)	(5)%
Income from operations	$42.9	$54.2	(21)%
Net earnings from continuing operations	$12.1	$16.2	(25)%
Net earnings	6.1	17.0	(64)%
Diluted loss per common share from continuing operations	(0.17)	(0.07)	n/m
Diluted loss per common share	(0.30)	(0.06)	n/m
n/m - Not meaningful

OVERVIEW

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2019, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2019.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2019	2018	Change
(In millions)
Advertising related
Print	$160.4	$185.2	(13)%
Digital	91.6	84.9	8%
Third party sales	19.0	17.1	11%
Total advertising related	271.0	287.2	(6)%
Consumer related
Subscription	150.5	160.7	(6)%
Newsstand	42.6	39.1	9%
Affinity marketing	13.9	18.9	(26)%
Licensing	20.0	24.8	(19)%
Digital and other consumer driven	16.5	11.0	50%
Total consumer related	243.5	254.5	(4)%
Other
Project based	14.4	9.4	53%
Other	4.0	9.5	(58)%
Total other	18.4	18.9	(3)%
Total revenues	532.9	560.6	(5)%
Operating expenses	(504.8)	(542.5)	(7)%
Operating profit	$28.1	$18.1	55%
Operating profit margin	5.3%	3.2%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue decreased 6 percent in the first quarter of fiscal 2020. The decrease in print advertising was primarily due to declines in combined print advertising revenues in our Better Homes & Gardens, Family Circle, Shape, and Parents brands of $12.1 million. Also contributing to the decrease were portfolio changes, including closing the Money and Martha Stewart Weddings magazines, changing the frequency of Entertainment Weekly to a monthly title, transitioning Coastal Living and Traditional Home to premium newsstand titles, and merging Cooking Light into Meredith’s popular EatingWell title, which resulted in declines in combined print advertising revenues of $8.9 million. Digital advertising increased primarily due to increased programmatic revenues. The increase in third party sales was primarily due to an increase in cover wrap sales.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues decreased 4 percent in the first quarter of fiscal 2020. The reduction in subscription revenues was primarily due to transitioning Coastal Living to a premium newsstand title and merging Cooking Light into EatingWell. The decline in affinity marketing revenues was primarily due to the loss of certain program partners.

Operating Expenses
In the first quarter of fiscal 2020, national media operating expenses decreased 7 percent primarily due to a reduction in employee related compensation costs, including incentive based expenses, of $18.2 million, lower combined production, distribution, paper, and editorial costs of $12.9 million, and a decrease in restructuring costs of $6.4 million partially offset by a reduction in the gain on the sale of business assets of $5.9 million and the impairment of a long-lived asset of $5.2 million.

Operating Profit
National media operating profit increased 55 percent in the first quarter primarily due to previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2019	2018	Change
(In millions)
Advertising related
Non-political spot	$76.8	$74.9	3%
Political spot	2.6	36.1	(93)%
Digital	4.2	3.9	8%
Third party sales	25.5	24.0	6%
Total advertising related	109.1	138.9	(21)%
Consumer related	79.6	73.3	9%
Other	4.1	2.2	86%
Total revenues	192.8	214.4	(10)%
Operating expenses	(154.4)	(146.9)	5%
Operating profit	$38.4	$67.5	(43)%
Operating profit margin	19.9%	31.5%

Revenues
Local media revenues decreased 10 percent in the first quarter of fiscal 2020. Advertising related revenues declined 21 percent. Political spot advertising revenues totaled $2.6 million in the first quarter of the current fiscal year compared with $36.1 million in the prior-year first quarter. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Non-political spot advertising revenues increased 3 percent in the first quarter of fiscal 2020. Local non-political spot advertising revenues increased 3 percent in the first quarter of fiscal 2020. National non-political spot advertising revenues increased 1 percent in the first quarter of fiscal 2020. Digital advertising revenues increased 8 percent in the first quarter. primarily due to increased programmatic ad and video sales. Third party sales, which represent revenue generated through selling advertising space on third-party platforms, increased 6 percent as increases in third party digital revenues were partially offset by decreases in third party print revenues.

Consumer related revenues represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts.

Operating Expenses
Fiscal 2020 first quarter operating expenses increased 5 percent primarily due to the addition of higher programming fees paid to affiliated networks of $7.8 million.

Operating Profit
Local media operating profit decreased 43 percent in the first quarter of fiscal 2020 primarily due to lower political advertising revenues due to the cyclical nature of political advertising.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2019	2018	Change
(In millions)
Three months ended September 30,	$23.6	$31.4	(25)%

Unallocated corporate expenses decreased 25 percent in first quarter of fiscal 2020 primarily due to decreases in employee compensation and severance and related benefit costs.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended September 30,	2019	2018	Change
(In millions)
Production, distribution, and editorial	$273.7	$289.1	(5)%
Selling, general, and administrative	330.8	350.3	(6)%
Acquisition, disposition, and restructuring related activities	14.1	17.1	(18)%
Depreciation and amortization	58.5	63.7	(8)%
Impairment of long-lived assets	5.2	—	n/m
Operating expenses	$682.3	$720.2	(5)%
n/m - Not meaningful

Fiscal 2020 first quarter production, distribution, and editorial costs decreased 5 percent primarily due to lower combined production, distribution, paper, and editorial costs of $12.9 million and a reduction in employee compensation costs of $4.3 million partially offset by an increase in programming fees paid to affiliated networks of $7.8 million.

Selling, general, and administrative expenses decreased 6 percent in the first quarter of fiscal 2020 primarily due to a reduction in employee compensation costs.

Fiscal 2020 first quarter acquisition, disposition, and restructuring related activities decreased 18 percent primarily due to a reduction in restructuring costs of $6.0 million and lower severance and benefit related costs of $4.5 million partially offset by a reduction in the gain on sale of business assets of $5.9 million.

Depreciation and amortization expense decreased 8 percent in the first quarter of fiscal 2020 primarily due to a reduction in depreciation expense in our national media group.

The impairment of long-lived assets charge recorded in the first quarter of fiscal 2020 related to a pre-tax, non-cash impairment of trademarks in the national media segment.

Income from Operations
First quarter fiscal 2020 income from operations was $42.9 million whereas first quarter fiscal 2019 income from operations was $54.2 million. The decline in income from operations was primarily due to a reduction in revenues partially offset by lower operating expenses due to previously executed restructuring activities and ongoing cost-savings initiatives.

Non-operating Income, net
The first quarter of fiscal 2020 non-operating income, net related primarily to a credit for the release of a lease guarantee whereas the first quarter of fiscal 2019 non-operating income, net related primarily to our pension and other postretirement plans benefit credit and a gain on the sale of the Company's interest in Charleston Tennis LLC, which was sold in September 2018.

Interest Expense, net
Net interest expense decreased to $38.9 million in the fiscal 2020 first quarter compared with $41.6 million in the prior-year first quarter. Average long-term debt outstanding was $2.4 billion in the first quarter of fiscal 2020 compared with $3.1 billion in the prior-year first quarter. The Company's approximate weighted average interest rate was 6.5 percent in the first three months of fiscal 2020 as compared to 6.4 percent in the first three months of fiscal 2019. For the three months ended September 30, 2019 and 2018, $1.2 million and $6.4 million, respectively, of interest expense was allocated to discontinued operations and was included in the earnings (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

Income Taxes
For the first quarter of fiscal 2020, Meredith recorded income tax expense of $0.5 million for an effective tax rate of 4.0 percent. In the prior year first quarter, the Company recorded income tax expense of $3.7 million for an effective tax rate of 18.6 percent.

Earnings from Continuing Operations and Loss per Common Share from Continuing Operations
For the first quarter of fiscal 2020, earnings from continuing operations totaled $12.1 million compared to earnings from continuing operations of $16.2 million for the prior-year period. The decrease in earnings from continuing operations was primarily due to lower income from operations partially offset by reductions in interest expense and income taxes. Due primarily to the effects of preferred stock participating dividends, the Company had losses from continuing operations of $0.17 per diluted common share for the first quarter of fiscal 2020 and of $0.07 per diluted common share for the first quarter of fiscal 2019.

Earnings (Loss) from Discontinued Operations, Net of Income Taxes
Earnings (loss) from discontinued operations represents the results of operations, net of income taxes, of the properties that were held-for-sale during the quarters ended September 30, 2019 and 2018. The revenue and expenses of Sports Illustrated; FanSided, a Sports Illustrated Brand being marketed separately from Sports Illustrated; and Viant, which were held-for-sale as of September 30, 2019, as well as the revenues and expenses of the TIME and Fortune brands, which were sold in the second quarter of fiscal 2019, were included in earnings (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Earnings for the periods prior to their sales.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Earnings titled earnings (loss) from discontinued operations, net of income taxes, for the three months ended September 30, 2019 and 2018, as follows:

Three months ended September 30,	2019	2018
(In millions except per share data)
Revenues	$85.5	$123.7
Costs and expenses	(86.7)	(116.3)
Impairment of goodwill	(4.2)	—
Interest expense	(1.2)	(6.4)
Earnings (loss) before income taxes	(6.6)	1.0
Income tax benefit (expense)	0.6	(0.2)
Earnings (loss) from discontinued operations, net of income taxes	$(6.0)	$0.8
Earnings (loss) per share from discontinued operations
Basic	$(0.13)	$0.01
Diluted	(0.13)	0.01

Net Earnings and Loss per Common Share
For the quarter ended September 30, 2019, the Company had net earnings of $6.1 million compared to $17.0 million for the quarter ended September 30, 2018. The decrease in net earnings was primarily due to the reduction in earnings from continuing operations and the increased loss from discontinued operations. Due primarily to the effects of preferred stock participating dividends, the Company had losses attributable to common shareholders of $13.9 million ($0.30 per diluted common share) for the first quarter of fiscal 2020 and $2.6 million ($0.06 per diluted common share) for the first quarter of fiscal 2019. Average basic and diluted shares outstanding increased slightly in the period.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2019	2018	Change
(In millions)
Net earnings	$6.1	$17.0	(64)%
Cash flows used in operating activities	$(13.5)	$(36.0)	(63)%
Net cash provided by (used in) investing activities	(30.1)	4.1	n/m
Net cash provided by (used in) financing activities	16.4	(261.2)	n/m
Effect of exchange rate changes	0.3	(1.7)	n/m
Change in cash in assets held-for-sale	9.3	1.2	n/m
Net decrease in cash and cash equivalents	$(17.6)	$(293.6)	(94)%
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2019, we had

$251.6 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $17.6 million in the first three months of fiscal 2020 compared to a decrease of $293.6 million in the first three months of fiscal 2019.

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

Cash used in operating activities totaled $13.5 million in the first three months of fiscal 2020 compared with cash used in operating activities of $36.0 million in the first three months of fiscal 2019. The decrease in cash used in operating activities was primarily due to a reduction in cash paid for interest, severance, and integration costs.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities was $30.1 million in the first three months of fiscal 2020, compared to cash provided by investing activities of $4.1 million in the prior-year period. The decrease in cash flow related to investing activities was a result of increased asset acquisitions and capital expenditures, and a decrease in proceeds from sales of assets and businesses.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock.

Net cash provided by financing activities was $16.4 million in the three months ended September 30, 2019, as compared to net cash used in financing activities of $261.2 million in the prior-year period. The change in cash flows from financing activities was primarily due to a net $60.0 million of debt issuances in fiscal 2020 compared to $200.0 million of net debt payments in fiscal 2019.

Long-term Debt
At September 30, 2019, long-term debt outstanding totaled $2.4 billion. The balance consisted of $1.1 billion under a variable-rate credit facility that includes a secured term loan (Term Loan B) and a revolving credit facility, and $1.3 billion in fixed rate 2026 Senior Notes.

The variable-rate credit facility includes the Term Loan B with an initial $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On September 30, 2019, there were $95.0 million of borrowings outstanding under the revolving credit facility. There were $3.4 million of standby letters of credit issued under the revolving credit facility resulting in availability of $251.6 million at September 30, 2019. The Term Loan B matures in 2025 at which time the remaining principal and interest are due and payable. The interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent. When the Company's leverage ratio drops below 2.25 to 1, the spread will decrease to 2.50 percent.

The Term Loan B bore interest at a rate of 4.79 percent at September 30, 2019. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes with an initial $1.4 billion of aggregate principal mature in 2026 and have an interest rate of 6.875 percent per annum. The remaining outstanding principal is due at the final maturity date.

Our credit agreement includes a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at September 30, 2019, as we did not reach the specified utilization level on the revolving credit line.

Contractual Obligations
As of September 30, 2019, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2019.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $1.8 million in the first three months of fiscal 2020 to repurchase 38,000 shares of common stock at then-current market prices. We spent $3.2 million to repurchase 63,000 shares in the first three months of fiscal 2019. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 38,000 shares of common stock purchased during the first three months of the current fiscal year, 10,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2019, $49.0 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2019.

Dividends
Dividends paid in the first three months of fiscal 2020 on common and class B stock totaled $27.2 million, or $0.575 per share, compared with dividend payments of $25.8 million, or $0.545 per share, in the first three months of fiscal 2019. We expect to continue paying dividends on our common and class B stock. Dividends paid in the first three months of fiscal 2020 on Series A preferred stock totaled $14.4 million, or $22.19 per share compared to $14.0 million or $21.49 per share in the first three months of fiscal 2019.

Capital Expenditures
Investment in property, plant, and equipment totaled $15.9 million in the first three months of fiscal 2020 compared with prior-year first three months' investment of $7.5 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2019. As of September 30, 2019, the Company's critical accounting policies had not changed from June 30, 2019.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2019, goodwill and intangible assets totaled $3.8 billion with $2.9 billion in the national media segment and $0.9 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 5 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2019, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting Standards Update 2016-02, Leases, became effective for the Company on July 1, 2019. The adoption of the update had a material impact on our consolidated financial position, but did not have a material impact on our results of operations, or cash flows.

There were no other new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2020. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first quarter of fiscal 2020 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; risks associated with the Company's acquisition of Time, including the Company's ability to comply with the terms of the debt and equity financings entered into connection therewith. Additional risks and uncertainties are described in Meredith's Form 10-K for the year ended June 30, 2019, which include a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10-K for the year ended June 30, 2019, for a more complete discussion of these risks.

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At September 30, 2019, Meredith had $1.3 billion outstanding in fixed rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have changed the fair value of the fixed-rate debt by $66.8 million at September 30, 2019.

At September 30, 2019, $1.1 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in LIBOR would increase annual interest expense by $2.2 million.

Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our credit agreement could be subject to reference rates other than LIBOR.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2019.

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

As previously disclosed in Item 9A of our Form 10-K for the year ended June 30, 2019, management identified the following deficiencies which were determined to be material weaknesses. The deficiencies related to ineffective risk assessment under the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, including the documentation of controls.

•	The Company did not properly design or maintain effective controls over the completeness, existence, and accuracy of digital advertising revenue, related accounts receivable, and selling expense.

•	The Company did not property design or maintain effective controls over the completeness, existence, accuracy, and valuation of international pension assets.

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the Audit Committee, have evaluated the material weaknesses described above and designed remediation plans to address the material weaknesses and enhance the Company’s internal control environment. The remediation plans currently being implemented include enhancing risk assessment procedures, improving control documentation, and designing new or modified controls. The Company has engaged external internal control specialists to assist with the remediation plan.

Other than as described above, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10-K for the year ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2019.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
July 1 to July 31, 2019	722	$56.33	216	$50.3
August 1 to August 31, 2019	28,393	48.53	26,615	49.0
September 1 to September 30, 2019	8,790	38.18	1,092	49.0
Total	37,905		27,923

1
The number of shares purchased includes 216 shares in July 2019, 26,615 shares in August 2019, and 1,092 shares in September 2019 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 506 shares in July 2019, 1,778 in August 2019, and 7,698 shares in September 2019 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

Item 6.	Exhibits

	10.1	Retention Agreement dated October 1, 2019, by and between Meredith Corporation and Joseph H. Ceryanec.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 12, 2019