Form 10-Q
period 2019-12-31
MEREDITH CORP
filed 2020-02-10
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2019
Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street,	Des Moines,	Iowa	50309-3023
(Address of principal executive offices)			(ZIP Code)

Registrant’s telephone number, including area code:	(515)	284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at January 31, 2020
Common shares	40,253,479
Class B shares	5,086,915
Total common and Class B shares	45,340,394

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2019	June 30, 2019
(In millions)
Current assets
Cash and cash equivalents	$21.2	$45.0
Accounts receivable, net	616.6	609.1
Inventories	49.5	62.7
Current portion of subscription acquisition costs	255.5	242.0
Assets held-for-sale	51.8	321.0
Other current assets	67.8	70.3
Total current assets	1,062.4	1,350.1
Property, plant, and equipment	905.7	897.9
Less accumulated depreciation	(463.6)	(447.6)
Net property, plant, and equipment	442.1	450.3
Operating lease assets	487.7	—
Subscription acquisition costs	242.4	273.9
Other assets	274.7	269.6
Intangible assets, net	1,754.1	1,813.6
Goodwill	1,969.8	1,979.4
Total assets	$6,233.2	$6,136.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity	December 31, 2019	June 30, 2019
(In millions except per share data)
Current liabilities
Current portion of operating lease liabilities	$34.9	$—
Accounts payable	149.4	242.6
Accrued expenses and other liabilities	274.5	307.2
Current portion of unearned revenues	428.3	458.9
Liabilities associated with assets held-for-sale	1.8	252.1
Total current liabilities	888.9	1,260.8
Long-term debt	2,355.9	2,333.3
Operating lease liabilities	484.2	—
Unearned revenues	299.1	318.6
Deferred income taxes	520.1	506.2
Other noncurrent liabilities	205.5	203.2
Total liabilities	4,753.7	4,622.1

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference	549.2	540.2

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.2	40.1
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	223.2	216.7
Retained earnings	702.9	759.0
Accumulated other comprehensive loss	(41.1)	(46.3)
Total shareholders' equity	930.3	974.6
Total liabilities, redeemable convertible preferred stock, and shareholders' equity	$6,233.2	$6,136.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions except per share data)
Revenues
Advertising related	$427.3	$492.3	$806.9	$917.8
Consumer related	348.9	368.2	672.0	696.0
Other	34.3	17.9	56.8	39.0
Total revenues	810.5	878.4	1,535.7	1,652.8
Operating expenses
Production, distribution, and editorial	280.1	305.9	553.8	595.0
Selling, general, and administrative	338.4	346.0	669.2	696.3
Acquisition, disposition, and restructuring related activities	(0.5)	27.7	13.6	44.8
Depreciation and amortization	58.6	65.1	117.1	128.8
Impairment of long-lived assets	—	—	5.2	—
Total operating expenses	676.6	744.7	1,358.9	1,464.9
Income from operations	133.9	133.7	176.8	187.9
Non-operating income (expense), net	(7.2)	5.9	1.4	13.2
Interest expense, net	(36.9)	(50.9)	(75.8)	(92.5)
Earnings from continuing operations before income taxes	89.8	88.7	102.4	108.6
Income tax expense	(27.7)	(0.6)	(28.2)	(4.3)
Earnings from continuing operations	62.1	88.1	74.2	104.3
Loss from discontinued operations, net of income taxes	(24.3)	(69.5)	(30.3)	(68.7)
Net earnings	$37.8	$18.6	$43.9	$35.6

Earnings (loss) attributable to common shareholders	$19.0	$(0.5)	$4.2	$(2.1)

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$0.93	$1.50	$0.75	$1.43
Discontinued operations	(0.54)	(1.53)	(0.66)	(1.52)
Basic earnings (loss) per common share	$0.39	$(0.03)	$0.09	$(0.09)
Basic average common shares outstanding	45.7	45.3	45.7	45.2

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$0.91	$1.46	$0.75	$1.41
Discontinued operations	(0.51)	(1.47)	(0.66)	(1.46)
Diluted earnings (loss) per common share	$0.40	$(0.01)	$0.09	$(0.05)
Diluted average common shares outstanding	47.3	47.3	45.7	47.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions)
Net earnings	$37.8	$18.6	$43.9	$35.6
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	0.4	0.4	0.9	0.8
Unrealized foreign currency translation gain (loss), net	9.2	(3.0)	4.3	(5.3)
Other comprehensive income (loss), net of income taxes	9.6	(2.6)	5.2	(4.5)
Comprehensive income	$47.4	$16.0	$49.1	$31.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	$40.1	$5.1	$216.7	$759.0	$(46.3)	$974.6
Net earnings	—	—	—	6.1	—	6.1
Other comprehensive loss, net of income taxes	—	—	—	—	(4.4)	(4.4)
Shares issued under incentive plans, net of forfeitures	0.1	—	0.4	—	—	0.5
Purchases of Company stock	(0.1)	—	(1.7)	—	—	(1.8)
Share-based compensation	—	—	7.5	—	—	7.5
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.3)	—	(24.3)
Class B stock ($0.575 dividend per share)	—	—	—	(2.9)	—	(2.9)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock	—	—	—	(4.5)	—	(4.5)
Transition adjustment for adoption of Accounting Standards Update 2016-02	—	—	—	(7.8)	—	(7.8)
Balance at September 30, 2019	40.1	5.1	222.9	711.2	(50.7)	928.6
Net earnings	—	—	—	37.8	—	37.8
Other comprehensive income, net of income taxes	—	—	—	—	9.6	9.6
Shares issued under incentive plans, net of forfeitures	0.1	—	0.5	—	—	0.6
Purchases of Company stock	—	—	(2.4)	—	—	(2.4)
Share-based compensation	—	—	2.2	—	—	2.2
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.5)	—	(24.5)
Class B stock ($0.575 dividend per share)	—	—	—	(3.0)	—	(3.0)
Series A preferred stock ($21.72 dividend per share)	—	—	—	(14.1)	—	(14.1)
Accretion of Series A preferred stock	—	—	—	(4.5)	—	(4.5)
Balance at December 31, 2019	$40.2	$5.1	$223.2	$702.9	$(41.1)	$930.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	$39.8	$5.1	$199.5	$889.8	$(36.7)	$1,097.5
Net earnings	—	—	—	17.0	—	17.0
Other comprehensive loss, net of income taxes	—	—	—	—	(1.9)	(1.9)
Stock issued under various incentive plans, net of forfeitures	0.2	—	0.9	—	—	1.1
Purchases of Company stock	(0.1)	—	(3.1)	—	—	(3.2)
Share-based compensation	—	—	10.2	—	—	10.2
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.0)	—	(23.0)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($21.49 dividend per share)	—	—	—	(14.0)	—	(14.0)
Accretion of Series A preferred stock				(4.3)		(4.3)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	—	2.4	—	2.4
Balance at September 30, 2018	39.9	5.1	207.5	865.1	(38.6)	1,079.0
Net earnings	—	—	—	18.6	—	18.6
Other comprehensive loss, net of income taxes	—	—	—	—	(2.6)	(2.6)
Stock issued under various incentive plans, net of forfeitures	0.1	—	1.3	—	—	1.4
Purchases of Company stock	—	—	(1.8)	—	—	(1.8)
Share-based compensation	—	—	5.7	—	—	5.7
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.1)	—	(23.1)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock	—	—	—	(4.3)	—	(4.3)
Balance at December 31, 2018	$40.0	$5.1	$212.7	$839.1	$(41.2)	$1,055.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2019	2018
(In millions)
Cash flows from operating activities
Net earnings	$43.9	$35.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	39.4	51.2
Amortization	77.7	77.6
Non-cash lease expense	19.6	—
Share-based compensation	9.7	15.9
Deferred income taxes	6.1	68.5
Amortization of original issue discount and debt issuance costs	3.3	4.4
Amortization of broadcast rights	9.6	10.2
Gain on sale of assets, net	(9.4)	(12.3)
Loss on extinguishment of debt	—	15.1
Write-down of impaired assets	21.2	—
Fair value adjustments to contingent consideration	0.3	(0.1)
Changes in assets and liabilities, net of acquisitions	(149.3)	(206.7)
Net cash provided by operating activities	72.1	59.4
Cash flows from investing activities
Acquisitions of and investments in businesses and assets, net of cash acquired	(23.0)	(1.7)
Proceeds from disposition of assets, net of cash sold	33.8	347.8
Additions to property, plant, and equipment	(34.5)	(17.0)
Net cash provided by (used in) investing activities	(23.7)	329.1
Cash flows from financing activities
Proceeds from issuance of long-term debt	280.0	—
Repayments of long-term debt	(260.0)	(646.9)
Dividends paid	(83.2)	(80.1)
Purchases of Company stock	(4.2)	(5.0)
Proceeds from common stock issued	1.1	2.5
Payment of acquisition-related contingent consideration	—	(19.3)
Financing lease payments	(0.7)	—
Net cash used in financing activities	(67.0)	(748.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.6)
Change in cash in assets held-for-sale	(5.1)	0.4
Net decrease in cash and cash equivalents	(23.8)	(360.5)
Cash and cash equivalents at beginning of period	45.0	437.6
Cash and cash equivalents at end of period	$21.2	$77.1

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

The condensed consolidated financial statements as of December 31, 2019, and for the three and six months ended December 31, 2019 and 2018, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As the effective date was the date of initial application, prior-period financial information was not updated and disclosures required under the new standard are not provided for dates and periods before July 1, 2019. The Company elected the practical expedient package permitted under transition guidance, which allows prior conclusions about lease identification and initial direct costs to not be reassessed and historical lease classification to be carried forward. The hindsight practical expedient was not elected. Accounting policy elections were made to exempt leases with an initial term of twelve months or less from balance sheet recognition and not separate lease and non-lease components for any asset classes in the current portfolio. The incremental borrowing rate as of July 1, 2019, was utilized for the initial measurement of operating lease liabilities upon adoption of the new leasing standard.

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

ASU 2017-04—In January 2017, the FASB issued an accounting standards update that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test required an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminated the qualitative assessment requirements for a reporting unit with zero or negative carrying value. The Company elected to prospectively early adopt this guidance in the first quarter of fiscal 2020. The adoption did not have an impact on the condensed consolidated financial statements.

Pending Accounting Pronouncements—

ASU 2019-12—In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes including recognizing a tax basis step-up in goodwill in a transaction that is not a business combination, eliminating certain exceptions for recognizing deferred tax for ownership changes in investments, and interim-period accounting for enacted changes in tax law. This update also clarifies and simplifies other aspects of the accounting for income taxes. Prospective adoption is required in the first quarter of fiscal 2022 with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact this update will have on its consolidated financial statements and the timing of adoption.

ASU 2016-13—In June 2016, the FASB issued an accounting standards update related to the measurement of credit losses on financial instruments, including trade and loan receivables. This new guidance requires impairments to be measured based on expected losses over the life of the asset rather than incurred losses. A modified retrospective implementation of this standard is effective in the Company’s first quarter of fiscal 2021. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

2. Acquisitions

On September 1, 2019, Meredith completed an asset acquisition of certain intangible assets of magazines.com, a website that promotes, markets, and sells print and electronic magazines subscriptions, for $15.9 million. The assets were transitioned onto Meredith's digital platforms and integrated into the national media segment's existing affinity marketing operations.

On October 29, 2019, Meredith completed the acquisition of Stop, Breathe & Think, an emotional wellness platform intended to build the emotional strength of its users, for $13.3 million, which consisted of $9.2 million in cash and $4.1 million of contingent consideration. The contingent consideration requires the Company to make contingent payments based on the achievement of certain operational and revenue targets, as defined in the acquisition agreement, during fiscal 2020 through fiscal 2022. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 10. To date, no contingent consideration has been paid related to this acquisition. As of December 31, 2019, the future payments could range from zero to $6.0 million.

The following table summarizes the fair value of total consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed by acquisition during the six months ended December 31, 2019:

(In millions)	National Media Acquisitions
Consideration
Cash	$24.2
Payment in escrow	0.9
Contingent consideration arrangement	4.1
Fair value of total consideration transferred	$29.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Total identifiable assets acquired	$23.3
Total liabilities assumed	1.2
Total identified net assets	22.1
Goodwill	7.1
Fair value of total consideration transferred	$29.2

The following table provides details of the identifiable acquired intangible assets in the acquisitions:

(In millions)	magazines.com	Stop, Breathe & Think
Intangible assets subject to amortization
Publisher relationships	$7.8	$—
Customer lists	—	2.9
Other	—	4.3
Total	7.8	7.2
Intangible assets not subject to amortization
Trademark	7.6	—
Internet domain name	0.5	—
Total	8.1	—
Total intangible assets	$15.9	$7.2

The Company accounted for the acquisition of Stop, Breathe & Think as a business combination under the acquisition method of accounting. The above tables summarize the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired and liabilities assumed were based on management’s preliminary estimates of the fair values of acquired net assets. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of acquired assets and liabilities as of the acquisition date, and are subject to change pending the final valuation of these assets and liabilities.

The useful life of publisher relationships is nine years, customer lists is three years, and other intangibles range from four to five years. The goodwill is attributable primarily to expected synergies and the assembled workforce. Goodwill, with an assigned value of $7.1 million, is not deductible for tax purposes.

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

In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the effect of the correction on each financial statement line item for each period affected is as follows:

Condensed Consolidated Statements of Earnings	As Reported	Adjustment	As Adjusted
(In millions)
For the three months ended September 30, 2018
Consumer related revenue	$315.3	$12.5	$327.8
Selling, general, and administrative expense	337.8	12.5	350.3

For the three months ended December 31, 2018
Consumer related revenue	$352.5	$15.7	$368.2
Selling, general, and administrative expense	330.3	15.7	346.0

3. Inventories

Major components of inventories are summarized below.

(In millions)	December 31, 2019	June 30, 2019
Raw materials	$27.7	$42.7
Work in process	17.2	15.4
Finished goods	4.6	4.6
Inventories	$49.5	$62.7

4. Assets Held-for-Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale and Discontinued Operations

The Company announced after the acquisition of Time that it was exploring the sale of certain brands. In accordance with accounting guidance, a business that, on acquisition or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to Sports Illustrated; FanSided, a Sports Illustrated brand marketed separately from Sports Illustrated; and Viant operations were included as assets held-for-sale and liabilities associated with assets held-for-sale on the Condensed Consolidated Balance Sheets as of June 30, 2019. As the second step of the two-step transaction to sell the Sports Illustrated brand and the sale of Viant, excluding the investment in Xumo, were completed in October 2019, only FanSided and Xumo remained as assets held-for-sale and liabilities associated with assets held-for-sale on the Condensed Consolidated Balance Sheets as of December 31, 2019. The sale of FanSided was completed in January 2020. Based on the selling price of FanSided, an impairment of goodwill for the FanSided brand of $11.8 million was recognized during the second quarter of fiscal 2020. Management expects to sell Xumo during fiscal 2020. The assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal dates. The revenues and expenses of these businesses, as well as the revenues and expenses of the TIME and Fortune brands, which were sold in the second quarter of fiscal 2019, were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings for the periods prior to their sales. All discontinued operations relate to the national media segment.

The following table presents the major components which are included in assets held-for-sale and liabilities associated with assets held-for-sale.

(in millions)	December 31, 2019	June 30, 2019
Current assets
Cash and cash equivalents	$—	$5.1
Accounts receivable, net	2.4	78.1
Inventories	—	0.1
Current portion of subscription acquisition costs	—	34.4
Other current assets	—	0.8
Total current assets	2.4	118.5
Net property, plant, and equipment	0.3	14.3
Operating lease assets	1.4	—
Subscription acquisition costs	—	19.2
Other assets	34.0	1.0
Intangible assets, net	0.8	43.9
Goodwill	12.9	124.1
Total assets held-for-sale	$51.8	$321.0

Current liabilities
Current portion of operating lease liabilities	$0.1	$—
Accounts payable	0.4	45.2
Accrued expenses and other liabilities	—	27.8
Current portion of unearned revenues	—	67.9
Deferred sale proceeds	—	73.2
Total current liabilities	0.5	214.1
Operating lease liabilities	1.3	—
Unearned revenues	—	37.6
Other noncurrent liabilities	—	0.4
Total liabilities associated with assets held-for-sale	$1.8	$252.1

Amounts applicable to discontinued operations on the Condensed Consolidated Statements of Earnings are as follows:

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions except per share data)
Revenues	$25.3	$128.2	$110.8	$251.9
Costs and expenses	(20.9)	(109.6)	(107.6)	(225.9)
Impairment of goodwill	(11.8)	—	(16.0)	—
Interest expense	(0.8)	(9.3)	(2.0)	(15.7)
Gain on disposal	3.0	—	3.0	—
Earnings (loss) before income taxes	(5.2)	9.3	(11.8)	10.3
Income tax expense	(19.1)	(78.8)	(18.5)	(79.0)
Loss from discontinued operations, net of income taxes	$(24.3)	$(69.5)	$(30.3)	$(68.7)
Loss per share from discontinued operations
Basic	$(0.54)	$(1.53)	$(0.66)	$(1.52)
Diluted	(0.51)	(1.47)	(0.66)	(1.46)

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that will be repaid with the proceeds from the sales of the businesses included in assets held-for-sale until the sale.

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the six months ended December 31, 2019 or 2018. Share-based compensation expense related to discontinued operations was a benefit of $0.1 million for the six months ended December 31, 2019, due to the forfeiture of stock compensation upon sale and expense of $1.4 million for the six months ended December 31, 2018 and is included in the calculation of net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Dispositions

In May 2019, the first step of a two-step transaction to sell Sports Illustrated was completed. At the time of first close, $90.0 million was received from the buyer. Simultaneously, the Company entered into an agreement to license back a portion of the Sports Illustrated brand to continue operating the publishing business. Although, under the agreement certain assets of the brand were sold for legal and tax purposes, because the Company retained control of the publishing business until the second close, the legal transfer of those assets was not presented as a sale within the condensed consolidated financial statements. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. The second close took place on October 3, 2019. At the second close, Meredith paid the buyer a working capital true-up of $0.7 million. At December 31, 2019, Meredith had accrued $7.6 million for the purchase of accounts receivable and accounts payable retained by Meredith, which was paid to the buyer in January 2020. Also in October 2019, Meredith sold its interest in Viant to its founders for $25.0 million. There was a gain of $3.0 million recognized on these sales in the second quarter of fiscal 2020, which was recorded in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings. During the second quarter of fiscal 2019, Meredith closed on sales of the TIME and Fortune brands to unrelated third parties.

In October 2019, Meredith sold the Money brand, to an unrelated third party for $24.9 million, which resulted in a gain on the sale of $8.3 million. This gain was recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings.

Meredith continues to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSAs) with certain buyers. In addition, Meredith continues to provide consumer marketing, information technology, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OAs) with certain buyers. The services performed under the OAs have terms ranging from one to four years. Income of $3.0 million and $6.0 million for the three and six months ended December 31, 2019, respectively, earned from performing services under the OAs was recorded in the other revenue line on the Condensed Consolidated Statements of Earnings while income of $7.1 million and $9.0 million for the three and six months ended December 31, 2019, respectively, earned from performing services under the TSAs was recorded as a reduction to the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings.

5. Leases

Meredith's lessee portfolio is primarily comprised of real estate leases for the use of office space, land, and station facilities. The portfolio also contains leases for equipment, vehicles, and antenna and transmitter sites. Meredith determines whether an arrangement contains a lease at inception.

Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. The remaining terms of the leases are three months to 22 years.

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

Lease agreements entered into that have not yet commenced were not significant at December 31, 2019.

Operating Leases

The total lease cost for operating leases included within the selling, general, and administrative line on the Condensed Consolidated Statements of Earnings was as follows:

Periods ended December 31, 2019	Three Months	Six Months
(In millions)
Operating lease cost	$16.7	$33.5
Variable lease cost	0.5	1.1
Short term lease cost	0.1	0.2
Sublease income	(1.6)	(3.5)
Total lease cost	$15.7	$31.3

The table below presents supplemental information related to operating leases:

Six months ended December 31, 2019
(In millions except for lease term and discount rate)
Operating cash flows for operating leases	$33.2
Noncash lease liabilities arising from obtaining operating lease assets	2.9
Weighted average remaining lease term (in years)	11.4
Weighted average discount rate	5.3%

Meredith purchased the underlying assets of a lease arrangement for $3.3 million during the second quarter of fiscal 2020, resulting in the derecognition of operating lease assets of $2.6 million and lease liabilities of $2.5 million.

Maturities of operating lease liabilities as of December 31, 2019, were as follows:

Years ending June 30,
(In millions)
2020	$30.9
2021	61.4
2022	60.3
2023	60.1
2024	61.5
Thereafter	426.8
Total lease payments	701.0
Less: Interest	(181.9)
Present value of lease liabilities	$519.1

Future minimum lease payments under operating leases as of June 30, 2019, were as follows:

	Payments Due In
Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(In millions)
Operating leases	$61.3	$57.5	$54.9	$52.4	$52.8	$397.7	$676.6

Future minimum operating lease payments have been reduced by estimated future minimum sublease income of $7.7 million in fiscal 2020, $8.7 million in fiscal 2021, $9.3 million in fiscal 2022, $9.1 million in fiscal 2023, $9.5 million in fiscal 2024, and $24.2 million thereafter.

Finance Leases

Meredith holds finance leases related to a broadcast tower and certain equipment with remaining terms ranging between four and seven years. Finance lease assets of $3.6 million were recorded in property, plant, and equipment, and current finance lease liabilities of $0.7 million and long-term finance lease liabilities of $3.3 million were recorded in accrued expenses and other liabilities and other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets at December 31, 2019.

For the three and six months ended December 31, 2019, $0.1 million and $0.2 million of interest expense and $0.2 million and $0.4 million of amortization were recorded in the interest expense, net and the depreciation and amortization lines, respectively, on the Condensed Consolidated Statements of Earnings. Operating cash flows of

$0.2 million and financing cash flows of $0.7 million were also incurred during the six months ended December 31, 2019. As of December 31, 2019, the finance leases have a weighted average remaining term of 5.5 years and weighted average interest rate of 6.7 percent.

Lessor Activities

The Company has several agreements to lease space to third parties on its owned broadcast towers. These leases all meet the operating lease criteria. The associated rental revenue on these leases is recorded in the other revenue line on the Condensed Consolidated Statements of Earnings, which was $0.3 million and $0.5 million for the three and six months ended December 31, 2019, respectively.

6. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	December 31, 2019			June 30, 2019
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(134.9)	$76.1	$213.3	$(102.0)	$111.3
Publisher relationships	132.8	(34.5)	98.3	125.0	(25.4)	99.6
Partner relationships	98.2	(30.6)	67.6	98.2	(22.7)	75.5
Customer relationships	70.4	(62.1)	8.3	67.5	(46.3)	21.2
Other	26.1	(15.2)	10.9	23.2	(14.9)	8.3
Local media
Network affiliation agreements	229.3	(158.3)	71.0	229.3	(155.1)	74.2
Advertiser relationships	12.5	(8.0)	4.5	12.5	(5.8)	6.7
Retransmission agreements	27.9	(21.2)	6.7	27.9	(19.1)	8.8
Other	1.7	(1.4)	0.3	1.7	(1.2)	0.5
Total	$809.9	$(466.2)	343.7	$798.6	$(392.5)	406.1
Intangible assets not subject to amortization
National media
Trademarks			726.9			724.5
Internet domain names			8.3			7.8
Local media
FCC licenses			675.2			675.2
Total			1,410.4			1,407.5
Intangible assets, net			$1,754.1			$1,813.6

Amortization expense was $77.7 million and $77.6 million for the six months ended December 31, 2019, and 2018, respectively. Annual amortization expense for intangible assets is expected to be as follows: $143.3 million in fiscal 2020, $91.8 million in fiscal 2021, $44.2 million in fiscal 2022, $41.5 million in fiscal 2023, and $34.0 million in fiscal 2024.

During the first quarter of fiscal 2020, the Company recorded an impairment charge of $5.2 million on a national media trademark. Management determined this trademark was fully impaired as part of management's commitment to performance improvement plans, including the closure of the Family Circle brand. The impairment charge is recorded in the impairment of long-lived assets line on the Condensed Consolidated Statements of Earnings.

Changes in the carrying amount of goodwill were as follows:

Six months ended December 31,	2019			2018
(In millions)	National Media	Local Media	Total	National Media	Local Media	Total
Goodwill at beginning of period	$1,862.8	$116.6	$1,979.4	$1,800.0	$115.8	$1,915.8
Acquisitions	7.1	—	7.1	—	—	—
Disposals	(16.7)	—	(16.7)	—	—	—
Acquisition adjustments	—	—	—	56.9	0.9	57.8
Goodwill at end of period	$1,853.2	$116.6	$1,969.8	$1,856.9	$116.7	$1,973.6

7. Restructuring Accrual

During the first six months fiscal of fiscal 2020, management committed to and continued to execute upon several performance improvement plans. In the first quarter of fiscal 2020, management committed to performance improvement plans related to the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. Other smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.9 million, including $9.9 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. In the second quarter of fiscal 2020, additional smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges of $3.8 million for severance and related benefit costs associated with the involuntary termination of employees. Combined, these actions affected approximately 130 employees in the national media segment, 15 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs are expected to be paid during fiscal 2020. Of these costs, for the six-month period ended December 31, 2019, $13.0 million were recorded in the acquisition, disposition, and restructuring related activities line and $3.7 million were recorded in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

As part of the Company's plan to realize cost synergies from its acquisition of Time in fiscal 2018, management committed to a performance improvement plan to reduce headcount. To execute this plan, in the first quarter of fiscal 2019, the Company made strategic decisions to merge Cooking Light magazine with EatingWell, transition Coastal Living from a subscription magazine to a special interest publication, consolidate much of the local media's digital advertising functions with MNI Targeted Media, and outsource newsstand sales and marketing operations. During the second quarter of fiscal 2019, the Company completed the closure of Time Customer Service (TCS) and substantially completed consolidating New York office space. The fiscal 2019 performance improvement plans affected approximately 250 people, approximately 175 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. In connection with these plans, in the second quarter and first six months of fiscal 2019, the Company recorded pre-tax restructuring charges of $22.8 million and $35.3 million, respectively, for severance and related benefit costs related to the involuntary termination of employees and $7.6 million and $17.7 million, respectively, in other accruals related primarily to the closure of TCS and the consolidation of office space. These costs were recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings. The majority of severance costs have been paid out.

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amount Accrued in the Period				Total Amount Expected to be Incurred
	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(in millions)
National media	$—	$17.3	$8.8	$23.3	$8.8
Local media	1.7	0.2	2.4	1.7	2.4
Unallocated Corporate	2.1	5.3	2.5	10.3	3.1
	$3.8	$22.8	$13.7	$35.3	$14.3

Details of changes in the Company's restructuring accrual are as follows:

	Employee Terminations	Employee Terminations	Other Exit Costs	Total
Six months ended December 31,	2019	2018	2018	2018
(In millions)
Balance at beginning of period	$43.7	$101.3	$6.3	$107.6
Accruals	13.7	33.8	17.7	51.5
Cash payments	(36.0)	(51.3)	(11.0)	(62.3)
Reversal of excess accrual	—	(4.1)	(1.5)	(5.6)
Balance at end of period	$21.4	$79.7	$11.5	$91.2

As of December 31, 2019, of the $21.4 million liability, $20.9 million was classified as current liabilities on the Condensed Consolidated Balance Sheets, with the remaining $0.5 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2021 and relate to future severance payments.

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

8. Long-term Debt

Long-term debt consisted of the following:

	December 31, 2019			June 30, 2019
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,062.5	$(14.4)	$1,048.1	$1,062.5	$(15.6)	$1,046.9
Revolving credit facility of $350 million, due 1/31/2023	55.0	—	55.0	35.0	—	35.0
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,272.9	(20.1)	1,252.8	1,272.9	(21.5)	1,251.4
Total long-term debt	$2,390.4	$(34.5)	$2,355.9	$2,370.4	$(37.1)	$2,333.3

9. Commitments and Contingencies

Lease Guarantees

In March 2018, the Company sold TIUK, a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in connection with a lease of office space in the U.K. through December 31, 2025, which was guaranteed by the Company. In the first quarter of fiscal 2020, the Company was released of its guarantee by the landlord. As a result, a gain of $8.0 million was recorded in the non-operating income, net line on the Condensed Consolidated Statements of Earnings.

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.3 million at December 31, 2019, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $14.5 million as of December 31, 2019.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. The defendants have not yet responded to the complaint in the Iowa Action but intend to vigorously oppose it. The Company expresses no opinion as to the ultimate outcome of this matter.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	December 31, 2019		June 30, 2019
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$22.4	$21.1	$15.0	$13.6
Total long-term debt	2,355.9	2,457.0	2,333.3	2,452.9

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt is based on information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	December 31, 2019	June 30, 2019
Accrued expenses and other liabilities
Deferred compensation plans	$3.8	$4.7
Other noncurrent liabilities
Contingent consideration	5.2	0.8
Deferred compensation plans	16.2	16.2

The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Details of changes in the Level 3 fair value of contingent consideration and certain trademarks are as follows:

Six months ended December 31,	2019	2018
(In millions)
Contingent consideration
Balance at beginning of period	$0.8	$25.4
Additions due to acquisitions	4.1	—
Payments	—	(19.3)
Fair value adjustment of contingent consideration	0.3	(0.1)
Balance at end of period	$5.2	$6.0

Trademark [1]
Balance at beginning of period	$5.2	$—
Impairment	(5.2)	—
Balance at end of period	$—	$—
1	Represents the fair value of a national media trademark fully impaired at September 30, 2019. For further details, refer to Note 6.

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in the selling, general, and administrative line on the Condensed Consolidated Statements of Earnings.

The fair values of the trademarks are measured on a non-recurring basis and are determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and Company specific risk. Estimated cash flows are based upon internally developed estimates and the revenue growth rates are based on industry knowledge and historical performance. For further discussion of the impairment of these trademarks, refer to Note 6. The impairment of trademarks is included in the impairment of long-lived assets line on the Condensed Consolidated Statements of Earnings.

11. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 15) is as follows.

Three months ended December 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$149.4	$—	$—	$149.4
Non-political spot	—	89.5	—	89.5
Political spot	—	4.4	—	4.4
Digital	132.2	4.9	—	137.1
Third party sales	20.4	27.2	(0.7)	46.9
Total advertising related	302.0	126.0	(0.7)	427.3
Consumer related
Subscription	159.8	—	—	159.8
Retransmission	—	85.1	—	85.1
Newsstand	37.7	—	—	37.7
Affinity marketing	20.0	—	—	20.0
Licensing	24.4	—	—	24.4
Digital and other consumer driven	21.9	—	—	21.9
Total consumer related	263.8	85.1	—	348.9
Other
Projects based	15.1	—	—	15.1
Other	16.3	2.9	—	19.2
Total other	31.4	2.9	—	34.3
Total revenues	$597.2	$214.0	$(0.7)	$810.5

Three Months Ended December 31, 2018	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$167.4	$—	$—	$167.4
Non-political spot	—	87.6	—	87.6
Political spot	—	65.8	—	65.8
Digital	122.9	4.0	—	126.9
Third party sales	16.1	28.7	(0.2)	44.6
Total advertising related	306.4	186.1	(0.2)	492.3
Consumer related
Subscription	192.0	—	—	192.0
Retransmission	—	74.1	—	74.1
Newsstand	43.5	—	—	43.5
Affinity marketing	18.3	—	—	18.3
Licensing	23.7	—	—	23.7
Digital and other consumer driven	16.6	—	—	16.6
Total consumer related	294.1	74.1	—	368.2
Other
Projects based	13.5	—	—	13.5
Other	2.2	2.2	—	4.4
Total other	15.7	2.2	—	17.9
Total revenues	$616.2	$262.4	$(0.2)	$878.4

Six months ended December 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$309.8	$—	$—	$309.8
Non-political spot	—	166.3	—	166.3
Political spot	—	7.0	—	7.0
Digital	223.8	9.1	—	232.9
Third party sales	39.4	52.7	(1.2)	90.9
Total advertising related	573.0	235.1	(1.2)	806.9
Consumer related
Subscription	310.3	—	—	310.3
Retransmission	—	164.7	—	164.7
Newsstand	80.3	—	—	80.3
Affinity marketing	33.9	—	—	33.9
Licensing	44.4	—	—	44.4
Digital and other consumer driven	38.4	—	—	38.4
Total consumer related	507.3	164.7	—	672.0
Other
Projects based	29.5	—	—	29.5
Other	20.3	7.0	—	27.3
Total other	49.8	7.0	—	56.8
Total revenues	$1,130.1	$406.8	$(1.2)	$1,535.7

Six Months Ended December 31, 2018	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$352.6	$—	$—	$352.6
Non-political spot	—	162.5	—	162.5
Political spot	—	101.9	—	101.9
Digital	207.8	7.9	—	215.7
Third party sales	33.2	52.7	(0.8)	85.1
Total advertising related	593.6	325.0	(0.8)	917.8
Consumer related
Subscription	352.7	—	—	352.7
Retransmission	—	147.4	—	147.4
Newsstand	82.6	—	—	82.6
Affinity marketing	37.2	—	—	37.2
Licensing	48.5	—	—	48.5
Digital and other consumer driven	27.6	—	—	27.6
Total consumer related	548.6	147.4	—	696.0
Other
Projects based	22.9	—	—	22.9
Other	11.7	4.4	—	16.1
Total other	34.6	4.4	—	39.0
Total revenues	$1,176.8	$476.8	$(0.8)	$1,652.8

During the first quarter of fiscal 2020, management identified certain consumer related revenue that was incorrectly classified as other revenue in the fiscal 2019 consolidated financial statements. As such, management revised the fiscal 2019 condensed consolidated statement of earnings and related revenue note for the three and six months ended December 31, 2019, to report $9.9 million and $21.6 million revenue as consumer related revenue. The Company assessed the materiality of the revision both quantitatively and qualitatively and determined the correction to be immaterial to the Company’s prior period interim and annual consolidated financial statements.

Contract Balances

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contacts, the Company does not have any significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $458.9 million at June 30, 2019 and $428.3 million at December 31, 2019, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $318.6 million and $299.1 million at June 30, 2019 and December 31, 2019, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Revenue of $296.4 million recognized in the six-month period ended December 31, 2019, was in contract liabilities at the beginning of the period.

During the second quarter of fiscal 2020, the Company wrote-off $42.7 million of contract liabilities due to the discontinuation of Rachael Ray Every Day and Family Circle as subscription magazines. This amount was composed of balances at June 30, 2019, as well as newly acquired contracts during the first six months of fiscal 2020. In addition, the Company wrote off an offsetting $42.7 million of contract costs associated with the discontinued contracts. The contract liabilities were presented in the current portion of unearned revenues and unearned revenues lines and the contract costs were presented in the current portion of subscription acquisition costs and subscription acquisition costs lines on the Condensed Consolidated Balance Sheets.

12. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions)
Domestic Pension Benefits
Service cost	$2.5	$2.9	$5.0	$5.8
Interest cost	1.3	1.7	2.7	3.3
Expected return on plan assets	(2.4)	(2.5)	(4.8)	(4.9)
Prior service cost amortization	0.2	0.2	0.3	0.3
Actuarial loss amortization	0.6	0.5	1.2	1.0
Settlement charge	8.8	—	8.8	—
Net periodic benefit costs	$11.0	$2.8	$13.2	$5.5

International Pension Benefits
Service cost	$—	$0.1	$—	$0.1
Interest cost	3.7	4.3	7.3	8.6
Expected return on plan assets	(4.7)	(8.0)	(9.3)	(16.0)
Prior service credit amortization	0.1	—	0.1	—
Net periodic benefit credit	$(0.9)	$(3.6)	$(1.9)	$(7.3)

Postretirement Benefits
Interest cost	$0.1	$0.1	$0.1	$0.2
Actuarial gain amortization	(0.2)	(0.2)	(0.3)	(0.3)
Net periodic benefit credit	$(0.1)	$(0.1)	$(0.2)	$(0.1)

The pension settlement charge recorded in the second quarter of fiscal 2020 was triggered by lump-sum payments made as a result of an executive's retirement in the prior fiscal year.

The components of net periodic benefit cost (credit), other than the service cost component, are included in the non-operating income (expense), net line in the accompanying Condensed Consolidated Statements of Earnings.

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

13. Redeemable Series A Preferred Stock

Meredith has outstanding 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (the Series A preferred stock). The Series A preferred stock becomes convertible on January 31, 2025, the seventh anniversary of the issuance date. Therefore, no shares were converted in the first six months of fiscal 2020.

14. Earnings (Loss) Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions except per share data)
Net earnings	$37.8	$18.6	$43.9	$35.6
Participating warrants dividend	(0.9)	(0.9)	(1.9)	(1.8)
Preferred stock dividend	(14.1)	(14.4)	(28.5)	(28.4)
Accretion of redeemable, convertible Series A preferred stock	(4.5)	(4.3)	(9.0)	(8.6)
Other securities dividends	(0.3)	(0.6)	(0.3)	(1.0)
Earnings (loss) attributable to common shareholders	$18.0	$(1.6)	$4.2	$(4.2)

Basic weighted average common shares outstanding	45.7	45.3	45.7	45.2
Basic earnings (loss) per common share	$0.39	$(0.03)	$0.09	$(0.09)

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions except per share data)
Basic weighted-average common shares outstanding	45.7	45.3	45.7	45.2
Dilutive effect of stock options and equivalents	—	0.4	—	0.5
Dilutive effect of participating warrants	1.6	1.6	—	1.6
Diluted weighted-average shares outstanding	47.3	47.3	45.7	47.3

Diluted earnings (loss) attributable to common shareholders	$19.0	$(0.5)	$4.2	$(2.1)
Diluted earnings (loss) per common share	0.40	(0.01)	0.09	(0.05)

For the three months ended December 31, 2019, 1.6 million warrants were included in the computation of diluted earnings per share while being antidilutive (the diluted earnings per common share becoming more than basic earnings per common share). These securities are dilutive (the diluted earnings per common share becoming less than basic earnings per common share) when calculating the diluted earnings per common share for income from continuing operations, which is the control number when determining the dilutive impact of securities in all earnings per common share calculations. Therefore, these securities are included in all diluted earnings per common share calculations for the three months ended December 31, 2019. There were also 0.7 million convertible preferred shares and 0.1 million shares of restricted stock excluded from the computation of diluted earnings per common share due to their antidilutive effect on all earnings per share calculations for the three months ended December 31, 2019.

For the three months ended December 31, 2018, 1.6 million warrants, 0.3 million common stock equivalents, and 0.1 million options were included in the computation of dilutive loss per common share while being antidilutive (the diluted loss per share becoming less negative than basic loss per share). These securities are dilutive (the dilutive earnings per common share becoming less than basic earnings per common share) when calculating the dilutive earnings per common share for income from continuing operations, which is the control number when determining the dilutive impact of securities in all loss per share calculations. Therefore, these securities are included in all diluted loss per common share calculations for the three months ended December 31, 2018. There were also 0.7 million convertible preferred shares and 0.1 million shares of restricted stock excluded from the computation of diluted loss per common share due to their antidilutive effect on all loss per share calculations for the three months ended December 31, 2018.

For the six months ended December 31, 2019, 1.6 million warrants, 0.7 million convertible preferred shares, and 0.1 million shares of restricted stock were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming less than the basic earnings per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the six months ended December 31, 2019.

For the six months ended December 31, 2018, 1.6 million warrants, 0.3 million common stock equivalents, and 0.2 million options were included in the computation of dilutive loss per common share while being antidilutive due to the securities being dilutive when compared to the control number, income from continuing operations. There were also 0.7 million convertible preferred shares and 0.1 million shares of restricted stock that were excluded from the computation of dilutive loss per common share due to their antidilutive effect on all loss per share calculations for the six months ended December 31, 2018.

For the three months ended December 31, 2019 and 2018, antidilutive options excluded from the above calculations totaled 3.8 million (with a weighted average exercise price of $54.89) and 2.5 million (with a weighted average exercise price of $60.31), respectively. For the six months ended December 31, 2019 and 2018, antidilutive options excluded from the above calculations totaled 3.6 million (with a weighted average exercise price of $56.48) and 2.5 million (with a weighted average exercise price of $60.51), respectively.

In the six months ended December 31, 2019, a minimal amount of options were exercised to purchase common shares. In the six months ended December 31, 2018, 0.1 million options were exercised to purchase common shares.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions)
Revenues
National media	$597.2	$616.2	$1,130.1	$1,176.8
Local media	214.0	262.4	406.8	476.8
Total revenues, gross	811.2	878.6	1,536.9	1,653.6
Intersegment revenue elimination	(0.7)	(0.2)	(1.2)	(0.8)
Total revenues	$810.5	$878.4	$1,535.7	$1,652.8

Segment profit
National media	$100.5	$47.0	$128.6	$65.1
Local media	54.8	106.6	93.2	174.1
Unallocated corporate	(21.4)	(19.9)	(45.0)	(51.3)
Income from operations	133.9	133.7	176.8	187.9
Non-operating income (expense), net	(7.2)	5.9	1.4	13.2
Interest expense, net	(36.9)	(50.9)	(75.8)	(92.5)
Earnings from continuing operations before income taxes	$89.8	$88.7	$102.4	$108.6

Depreciation and amortization
National media	$47.8	$55.1	$95.2	$107.4
Local media	9.9	9.2	19.5	18.3
Unallocated corporate	0.9	0.8	2.4	3.1
Total depreciation and amortization	$58.6	$65.1	$117.1	$128.8

16. Issuer, Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The 2026 Senior Notes are general unsecured senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint, and several basis, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the Non-Guarantor Subsidiaries) largely represent the international operations of the Company and subsidiaries that have been disposed of prior to December 31, 2019, which do not guarantee the 2026 Senior Notes. Under the terms of the indenture governing the 2026 Senior Notes, Meredith Corporation and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the 2026 Senior Notes.

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019, the condensed consolidating statements of comprehensive income (loss) for the three and six months ended December 31, 2019 and 2018, and condensed consolidating statements of cash flows for the six months ended December 31, 2019 and 2018, for Meredith Corporation (Parent Issuer), Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The condensed consolidating financial information is presented using the equity method of accounting for all periods presented. Elimination entries relate primarily to elimination of investments in subsidiaries and associated intercompany balances and transactions.

Meredith Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2019

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$10.7	$—	$10.5	$—	$21.2
Accounts receivable, net	325.2	276.4	15.0	—	616.6
Inventories	41.0	8.5	—	—	49.5
Current portion of subscription acquisition costs	85.8	176.7	—	(7.0)	255.5
Assets held-for-sale	—	51.8	—	—	51.8
Other current assets	53.6	11.2	3.0	—	67.8
Total current assets	516.3	524.6	28.5	(7.0)	1,062.4
Net property, plant, and equipment	341.1	99.3	1.7	—	442.1
Operating lease assets	65.2	418.7	3.8	—	487.7
Subscription acquisition costs	151.2	91.2	—	—	242.4
Other assets	56.4	6.0	212.3	—	274.7
Intangible assets, net	634.1	1,108.6	11.4	—	1,754.1
Goodwill	614.8	1,077.6	277.4	—	1,969.8
Intercompany receivable	875.8	10,626.0	8,173.5	(19,675.3)	—
Intercompany notes receivable	—	72.6	—	(72.6)	—
Investment in subsidiaries	3,705.3	987.7	—	(4,693.0)	—
Total assets	$6,960.2	$15,012.3	$8,708.6	$(24,447.9)	$6,233.2

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of operating lease liabilities	$8.2	$26.0	$0.7	$—	$34.9
Accounts payable	107.3	40.2	1.9	—	149.4
Accrued expenses and other liabilities	167.4	104.2	2.9	—	274.5
Current portion of unearned revenues	141.1	293.0	1.2	(7.0)	428.3
Liabilities associated with assets held-for-sale	—	1.8	—	—	1.8
Total current liabilities	424.0	465.2	6.7	(7.0)	888.9
Long-term debt	2,355.9	—	—	—	2,355.9
Operating lease liabilities	57.8	423.3	3.1	—	484.2
Unearned revenues	168.1	131.0	—	—	299.1
Deferred income taxes	229.5	264.6	26.0	—	520.1
Other noncurrent liabilities	96.7	83.5	25.3	—	205.5
Investment in subsidiaries	—	—	72.2	(72.2)	—
Intercompany payable	2,141.8	9,374.6	8,149.9	(19,666.3)	—
Intercompany notes payable	6.9	—	72.6	(79.5)	—
Total liabilities	5,480.7	10,742.2	8,355.8	(19,825.0)	4,753.7

Redeemable, convertible Series A preferred stock	549.2	—	—	—	549.2

Shareholders’ equity	930.3	4,270.1	352.8	(4,622.9)	930.3
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,960.2	$15,012.3	$8,708.6	$(24,447.9)	$6,233.2

Meredith Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of June 30, 2019

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$30.3	$3.2	$11.5	$—	$45.0
Accounts receivable, net	327.5	267.4	14.2	—	609.1
Inventories	53.7	8.9	0.1	—	62.7
Current portion of subscription acquisition costs	91.5	156.8	—	(6.3)	242.0
Assets held-for-sale	—	208.8	112.2	—	321.0
Other current assets	51.4	16.3	2.6	—	70.3
Total current assets	554.4	661.4	140.6	(6.3)	1,350.1
Net property, plant, and equipment	340.8	107.8	1.7	—	450.3
Subscription acquisition costs	152.3	121.6	—	—	273.9
Other assets	60.6	30.0	179.0	—	269.6
Intangible assets, net	627.7	1,181.0	4.9	—	1,813.6
Goodwill	614.8	1,317.6	47.0	—	1,979.4
Intercompany receivable	470.5	10,352.3	7,958.6	(18,781.4)	—
Intercompany notes receivable	—	215.5	0.2	(215.7)	—
Investment in subsidiaries	3,874.5	983.0	—	(4,857.5)	—
Total assets	$6,695.6	$14,970.2	$8,332.0	$(23,860.9)	$6,136.9

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Accounts payable	$141.5	$90.4	$10.7	$—	$242.6
Accrued expenses and other liabilities	195.4	107.2	4.6	—	307.2
Current portion of unearned revenues	183.2	277.7	3.8	(5.8)	458.9
Liabilities associated with assets held-for-sale	—	190.8	61.3	—	252.1
Total current liabilities	520.1	666.1	80.4	(5.8)	1,260.8
Long-term debt	2,333.3	—	—	—	2,333.3
Unearned revenues	155.7	162.9	—	—	318.6
Deferred income taxes	221.8	266.2	18.2	—	506.2
Other noncurrent liabilities	97.7	85.9	19.6	—	203.2
Investment in subsidiaries	—	—	74.8	(74.8)	—
Intercompany payable	1,852.2	9,105.0	7,824.2	(18,781.4)	—
Intercompany notes payable	—	0.2	215.5	(215.7)	—
Total liabilities	5,180.8	10,286.3	8,232.7	(19,077.7)	4,622.1

Redeemable, convertible Series A preferred stock	540.2	—	—	—	540.2

Shareholders’ equity	974.6	4,683.9	99.3	(4,783.2)	974.6
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,695.6	$14,970.2	$8,332.0	$(23,860.9)	$6,136.9

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended December 31, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$153.7	$271.5	$2.5	$(0.4)	$427.3
Consumer related	128.0	205.7	17.3	(2.1)	348.9
Other	14.6	20.7	(1.0)	—	34.3
Total revenues	296.3	497.9	18.8	(2.5)	810.5
Operating expenses
Production, distribution, and editorial	122.1	156.3	2.0	(0.3)	280.1
Selling, general, and administrative	155.3	167.6	17.3	(1.8)	338.4
Acquisition, disposition, and restructuring related activities	7.9	(8.4)	—	—	(0.5)
Depreciation and amortization	14.4	43.1	1.1	—	58.6
Total operating expenses	299.7	358.6	20.4	(2.1)	676.6
Income (loss) from operations	(3.4)	139.3	(1.6)	(0.4)	133.9
Non-operating income (expense), net	(8.4)	0.1	1.1	—	(7.2)
Interest income (expense), net	(37.1)	2.8	(2.6)	—	(36.9)
Earnings (loss) from continuing operations before income taxes	(48.9)	142.2	(3.1)	(0.4)	89.8
Income tax benefit (expense)	14.5	(43.9)	1.6	0.1	(27.7)
Earnings (loss) from continuing operations	(34.4)	98.3	(1.5)	(0.3)	62.1
Gain (loss) from discontinued operations, net of income taxes	—	(25.5)	1.2	—	(24.3)
Earnings (loss) before equity earnings	(34.4)	72.8	(0.3)	(0.3)	37.8
Earnings from equity in subsidiaries	72.2	(17.3)	—	(54.9)	—
Net earnings (loss)	$37.8	$55.5	$(0.3)	$(55.2)	$37.8

Total comprehensive income	$38.3	$55.5	$8.8	$(55.2)	$47.4

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended December 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$174.6	$316.2	$1.7	$(0.2)	$492.3
Consumer related	128.6	230.2	12.1	(2.7)	368.2
Other	12.6	43.8	4.4	(42.9)	17.9
Total revenues	315.8	590.2	18.2	(45.8)	878.4
Operating expenses
Production, distribution, and editorial	125.0	211.3	12.7	(43.1)	305.9
Selling, general, and administrative	128.8	218.8	0.7	(2.3)	346.0
Acquisition, disposition, and restructuring related activities	5.1	16.6	6.0	—	27.7
Depreciation and amortization	8.1	56.4	0.6	—	65.1
Total operating expenses	267.0	503.1	20.0	(45.4)	744.7
Income (loss) from operations	48.8	87.1	(1.8)	(0.4)	133.7
Non-operating income, net	0.2	1.9	3.8	—	5.9
Interest income (expense), net	(50.9)	3.3	(3.3)	—	(50.9)
Earnings (loss) from continuing operations before income taxes	(1.9)	92.3	(1.3)	(0.4)	88.7
Income tax benefit (expense)	1.4	(3.2)	0.4	0.8	(0.6)
Earnings (loss) from continuing operations	(0.5)	89.1	(0.9)	0.4	88.1
Loss from discontinued operations, net of income taxes	—	(65.4)	(4.1)	—	(69.5)
Earnings (loss) before equity earnings	(0.5)	23.7	(5.0)	0.4	18.6
Earnings from equity in subsidiaries	19.1	(2.1)	(6.6)	(10.4)	—
Net earnings (loss)	$18.6	$21.6	$(11.6)	$(10.0)	$18.6

Total comprehensive income (loss)	$16.0	$21.6	$(14.6)	$(7.0)	$16.0

Meredith Corporation and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended December 31, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$275.4	$527.7	$4.4	$(0.6)	$806.9
Consumer related	249.9	397.4	28.8	(4.1)	672.0
Other	31.1	23.7	2.0	—	56.8
Total revenues	556.4	948.8	35.2	(4.7)	1,535.7
Operating expenses
Production, distribution, and editorial	246.5	303.9	4.0	(0.6)	553.8
Selling, general, and administrative	305.8	404.9	(37.4)	(4.1)	669.2
Acquisition, disposition, and restructuring related activities	17.3	(3.7)	—	—	13.6
Depreciation and amortization	28.8	86.8	1.5	—	117.1
Impairment of goodwill and other long-lived assets	5.2	—	—	—	5.2
Total operating expenses	603.6	791.9	(31.9)	(4.7)	1,358.9
Income (loss) from operations	(47.2)	156.9	67.1	—	176.8
Non-operating income (expense), net	(8.1)	11.0	(1.5)	—	1.4
Interest income (expense), net	(76.0)	6.1	(5.9)	—	(75.8)
Earnings (loss) from continuing operations before income taxes	(131.3)	174.0	59.7	—	102.4
Income tax benefit (expense)	39.0	(50.4)	(16.8)	—	(28.2)
Earnings (loss) from continuing operations	(92.3)	123.6	42.9	—	74.2
Gain (loss) from discontinued operations, net of income taxes	—	(30.6)	0.3	—	(30.3)
Earnings (loss) before equity earnings	(92.3)	93.0	43.2	—	43.9
Earnings (loss) from equity in subsidiaries	136.2	(14.8)	0.1	(121.5)	—
Net earnings	$43.9	$78.2	$43.3	$(121.5)	$43.9

Total comprehensive income	$44.9	$78.2	$47.5	$(121.5)	$49.1

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended December 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$335.0	$580.1	$3.5	$(0.8)	$917.8
Consumer related	254.1	431.1	21.4	(10.6)	696.0
Other	20.7	96.4	10.7	(88.8)	39.0
Total revenues	609.8	1,107.6	35.6	(100.2)	1,652.8
Operating expenses
Production, distribution, and editorial	246.3	420.6	17.7	(89.6)	595.0
Selling, general, and administrative	265.5	429.9	8.5	(7.6)	696.3
Acquisition, disposition, and restructuring related activities	(0.7)	38.2	7.3	—	44.8
Depreciation and amortization	15.9	111.6	1.3	—	128.8
Total operating expenses	527.0	1,000.3	34.8	(97.2)	1,464.9
Income from operations	82.8	107.3	0.8	(3.0)	187.9
Non-operating income, net	4.5	1.0	7.7	—	13.2
Interest income (expense), net	(93.3)	7.3	(6.5)	—	(92.5)
Earnings (loss) from continuing operations before income taxes	(6.0)	115.6	2.0	(3.0)	108.6
Income tax benefit (expense)	3.6	(9.3)	0.6	0.8	(4.3)
Earnings (loss) from continuing operations	(2.4)	106.3	2.6	(2.2)	104.3
Loss from discontinued operations, net of income taxes	—	(63.6)	(5.1)	—	(68.7)
Earnings (loss) before equity earnings	(2.4)	42.7	(2.5)	(2.2)	35.6
Earnings from equity in subsidiaries	38.0	(1.0)	(13.4)	(23.6)	—
Net earnings (loss)	$35.6	$41.7	$(15.9)	$(25.8)	$35.6

Total comprehensive income (loss)	$31.1	$41.7	$(21.2)	$(20.5)	$31.1

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended December 31, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$211.8	$(173.6)	$36.0	$(2.1)	$72.1
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(23.0)	—	—	—	(23.0)
Proceeds from disposition of assets, net of cash sold	—	33.2	0.6	—	33.8
Additions to property, plant, and equipment	(31.6)	(2.4)	(0.5)	—	(34.5)
Net cash provided by (used in) investing activities	(54.6)	30.8	0.1	—	(23.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	280.0	—	—	—	280.0
Repayments of long-term debt	(260.0)	—	—	—	(260.0)
Dividends paid	(83.2)	—	—	—	(83.2)
Purchases of Company stock	(4.2)	—	—	—	(4.2)
Proceeds from common stock issued	1.1	—	—	—	1.1
Financing lease payments	(0.7)	—	—	—	(0.7)
Net increase (decrease) in intercompany obligations	(109.8)	139.6	(31.9)	2.1	—
Net cash provided by (used in) financing activities	(176.8)	139.6	(31.9)	2.1	(67.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Change in cash in assets held-for-sale	—	—	(5.1)	—	(5.1)
Net decrease in cash and cash equivalents	(19.6)	(3.2)	(1.0)	—	(23.8)
Cash and cash equivalents at beginning of period	30.3	3.2	11.5	—	45.0
Cash and cash equivalents at end of period	$10.7	$—	$10.5	$—	$21.2

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended December 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$94.0	$103.8	$(138.4)	$—	$59.4
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(1.7)	—	—	—	(1.7)
Proceeds from disposition of assets, net of cash sold	13.3	333.9	0.6	—	347.8
Additions to property, plant, and equipment	(13.4)	(3.5)	(0.1)	—	(17.0)
Net cash provided by (used in) investing activities	(1.8)	330.4	0.5	—	329.1
Cash flows from financing activities
Repayments of long-term debt	(646.9)	—	—	—	(646.9)
Dividends paid	(80.1)	—	—	—	(80.1)
Purchases of Company stock	(5.0)	—	—	—	(5.0)
Proceeds from common stock issued	2.5	—	—	—	2.5
Payment of acquisition related contingent consideration	(19.3)	—	—	—	(19.3)
Net increase (decrease) in intercompany obligations	491.0	(610.4)	119.4	—	—
Net cash provided by (used in) financing activities	(257.8)	(610.4)	119.4	—	(748.8)
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	—	—	(0.6)
Change in cash in assets held for sale	—	0.4	—	—	0.4
Net decrease in cash and cash equivalents	(165.6)	(176.4)	(18.5)	—	(360.5)
Cash and cash equivalents at beginning of period	195.0	202.8	39.8	—	437.6
Cash and cash equivalents at end of period	$29.4	$26.4	$21.3	$—	$77.1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media segment reaches more than 180 million unduplicated American consumers every month, including nearly 90 percent of United States (U.S.) millennial women. Meredith is the No. 1 U.S. magazine operator, possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. Meredith is also the owner of the largest premium content digital network for American consumers. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse and The Foundry, the Company's state-of-the-art creative content studio.

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

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 74 percent of the Company's $1.5 billion in revenues in the first six months of fiscal 2020 while the local media segment contributed 26 percent.

NATIONAL MEDIA

Advertising related revenues represented 51 percent of national media's first six months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 45 percent of national media's first six months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other digitally generated consumer revenues. The remaining 4 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as television and streaming services content production, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—58 percent in the first six months of fiscal 2020—from the sale of advertising, both over the air and on our stations' websites and apps as well as selling advertising space on third-party platforms. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST SIX MONTHS FISCAL 2020 FINANCIAL OVERVIEW

•
National media revenues decreased 4 percent compared to the prior-year period primarily due to declines in print advertising and subscription revenues as a result of portfolio changes partially offset by increases in digital advertising and other revenues. National media operating profit increased 98 percent primarily due to previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses.

•
Local media revenues decreased 15 percent as compared to the prior-year period. Operating profit declined 46 percent. These changes were primarily due to declines in higher-margin political advertising revenues due to the cyclical nature of political advertising.

•	Unallocated corporate expenses decreased $6.3 million primarily due to a decrease in employee compensation costs which were partially offset by increases in other miscellaneous business expenses.

•
Diluted earnings per common share from continuing operations was $0.75 compared to a diluted earnings per common share from continuing operations of $1.41 in the prior-year first six months. The decrease in diluted earnings per common share from continuing operations was primarily due to a higher effective tax rate in the current-year period. In addition, a reduction in revenues partially offset by lower operating expenses due to previously executed restructuring activities and ongoing cost-savings initiatives contributed to the decrease in diluted earnings per common share from continuing operations.

RESULTS OF OPERATIONS

Three months ended December 31,	2019	2018	Change
(In millions except per share data)
Total revenues	$810.5	$878.4	(8)%
Operating expenses	(676.6)	(744.7)	(9)%
Income from operations	$133.9	$133.7	0%
Net earnings from continuing operations	$62.1	$88.1	(30)%
Net earnings	37.8	18.6	n/m
Diluted earnings per common share from continuing operations	0.91	1.46	(38)%
Diluted earnings (loss) per common share	0.40	(0.01)	n/m

Six months ended December 31,	2019	2018	Change
(In millions except per share data)
Total revenues	$1,535.7	$1,652.8	(7)%
Operating expenses	(1,358.9)	(1,464.9)	(7)%
Income from operations	$176.8	$187.9	(6)%
Net earnings from continuing operations	$74.2	$104.3	(29)%
Net earnings	43.9	35.6	23%
Diluted earnings per common share from continuing operations	0.75	1.41	(47)%
Diluted earnings (loss) per common share	0.09	(0.05)	n/m
n/m - Not meaningful

OVERVIEW

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2019, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2019.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2019	2018	Change
(In millions)
Advertising related
Print	$149.4	$167.4	(11)%
Digital	132.2	122.9	8%
Third party sales	20.4	16.1	27%
Total advertising related	302.0	306.4	(1)%
Consumer related
Subscription	159.8	192.0	(17)%
Newsstand	37.7	43.5	(13)%
Affinity marketing	20.0	18.3	9%
Licensing	24.4	23.7	3%
Digital and other consumer driven	21.9	16.6	32%
Total consumer related	263.8	294.1	(10)%
Other
Project based	15.1	13.5	12%
Other	16.3	2.2	n/m
Total other	31.4	15.7	100%
Total revenues	597.2	616.2	(3)%
Operating expenses	(496.7)	(569.2)	(13)%
Operating profit	$100.5	$47.0	n/m
Operating profit margin	16.8%	7.6%
n/m - Not meaningful

Six months ended December 31,	2019	2018	Change
(In millions)
Advertising related
Print	$309.8	$352.6	(12)%
Digital	223.8	207.8	8%
Third party sales	39.4	33.2	19%
Total advertising related	573.0	593.6	(3)%
Consumer related
Subscription	310.3	352.7	(12)%
Newsstand	80.3	82.6	(3)%
Affinity marketing	33.9	37.2	(9)%
Licensing	44.4	48.5	(8)%
Digital and other consumer driven	38.4	27.6	39%
Total consumer related	507.3	548.6	(8)%
Other
Project based	29.5	22.9	29%
Other	20.3	11.7	74%
Total other	49.8	34.6	44%
Total revenues	1,130.1	1,176.8	(4)%
Operating expenses	(1,001.5)	(1,111.7)	(10)%
Operating profit	$128.6	$65.1	98%
Operating profit margin	11.4%	5.5%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue decreased 1 percent in the second quarter and 3 percent in the first six months of fiscal 2020. Meredith has made changes to its portfolio of brands and titles intended to enhance the consumer experience, provide more effective and efficient platforms for advertisers, and increase the profitability of the portfolio. These changes included closing the Money, Martha Stewart Weddings, and Family Circle magazines, changing the frequency of Entertainment Weekly to a monthly title, transitioning Coastal Living and Traditional Home to premium newsstand titles, and merging Cooking Light into Meredith’s popular EatingWell title, which resulted in declines in combined print advertising revenues of $11.2 million in the second quarter and $22.3 million in the first six months of fiscal 2020. For the second quarter of fiscal 2020, the remaining change was primarily due to print advertising revenue declines totaling $12.3 million in approximately half of our titles partially offset by print advertising revenue increases of $8.6 million in the other half of our titles, including People. For the first six months of fiscal 2020, the remaining change was primarily due to print advertising revenue declines totaling $26.4 million in approximately 70 percent of our titles partially offset by print advertising revenue increases of $8.1 million in approximately 30 percent of our titles, including People. These changes are primarily due to changing market demands for print advertising.

In addition, the combined print advertising revenues in our Better Homes & Gardens, Family Circle, InStyle, Southern Living (one less issue in the quarter), and Shape magazines accounted for declines in print advertising revenues of $7.5 million in the second quarter and $18.4 million in the first six months of fiscal 2020. These declines were partially offset by increases in the combined print advertising revenues of our People and Allrecipes magazines of $5.3 million in the second quarter and $4.1 million in the first six months of fiscal 2020. Digital advertising increased 8 percent in the second quarter and in the first six months of fiscal 2020 primarily due to increased programmatic revenues. The 27 percent and 19 percent increases in third party sales were primarily due to increases in cover wrap sales.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues decreased 10 percent in the second quarter and 8 percent in the first six months of fiscal 2020. For the second quarter and first six months of fiscal 2020, more than half of the decline in subscription revenues was due to the portfolio changes detailed above. In addition, Southern Living had one less issue in the second quarter which resulted in a decrease in subscription revenues of $3.8 million, which impacted both the second quarter and the first six months of fiscal 2020, and a trade book line of business was closed, which resulted in a decrease in subscription revenues of $3.6 million in the second quarter and $4.7 million in the first six months of fiscal 2020. Digital and other consumer driven revenue increased primarily due to an increase in ecommerce revenues.

Other revenue doubled in the second quarter and increased 44 percent in the first six months of fiscal 2020 primarily due to the delivery of episodes of a streaming program created by our in-house television production company Four M Studios for a third party.

Operating Expenses
In the second quarter of fiscal 2020, national media operating expenses decreased 13 percent primarily due to lower combined production, distribution, and paper costs of $24.6 million, a decrease in restructuring costs, including severance and benefits, of $23.8 million, a reduction in employee related compensation costs, including incentive based expenses, of $12.8 million, an increase in the gain on the sale of business assets of $8.3 million and a reduction in depreciation expense of $7.8 million. For the first six months of fiscal 2020, national media operating expenses decreased 10 percent primarily due to lower combined production, distribution, and paper costs of $36.3 million, a reduction in employee related compensation costs, including incentive-based expenses, of $31.7 million, a decrease in restructuring costs, including severance and benefits, of $31.4 million, and a reduction in depreciation expense of $12.8 million.

Operating Profit
National media operating profit approximately doubled in the second quarter and first six months of fiscal 2020 primarily due to previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses partially offset by a reduction in revenues as discussed above.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2019	2018	Change
(In millions)
Advertising related
Non-political spot	$89.5	$87.6	2%
Political spot	4.4	65.8	(93)%
Digital	4.9	4.0	23%
Third party sales	27.2	28.7	(5)%
Total advertising related	126.0	186.1	(32)%
Consumer related	85.1	74.1	15%
Other	2.9	2.2	32%
Total revenues	214.0	262.4	(18)%
Operating expenses	(159.2)	(155.8)	2%
Operating profit	$54.8	$106.6	(49)%
Operating profit margin	25.6%	40.6%

Six months ended December 31,	2019	2018	Change
(In millions)
Advertising related
Non-political spot	$166.3	$162.5	2%
Political spot	7.0	101.9	n/m
Digital	9.1	7.9	15%
Third party sales	52.7	52.7	0%
Total advertising related	235.1	325.0	(28)%
Consumer related	164.7	147.4	12%
Other	7.0	4.4	59%
Total revenues	406.8	476.8	(15)%
Operating expenses	(313.6)	(302.7)	4%
Operating profit	$93.2	$174.1	(46)%
Operating profit margin	22.9%	36.5%
n/m - Not meaningful

Revenues
Local media revenues decreased 18 percent in the second quarter and 15 percent in the first six months of fiscal 2020. Advertising related revenues declined 32 percent and 28 percent for these same periods. Political advertising revenues totaled $4.4 million in the second quarter and $7.0 million in the first six months of the current fiscal year compared with $65.8 million in the prior-year second quarter and $101.9 million in the prior-year six-month period. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Non-political spot advertising revenues increased 2 percent in the second quarter and in the first six months of fiscal 2020. Local non-political spot advertising revenues declined 1 percent in the second quarter whereas it increased 1 percent in the first six months of fiscal 2020. National non-political spot advertising revenues increased 7 percent in the second quarter and 4 percent in the first six months of fiscal 2020. Digital advertising revenues increased 23 percent in the second quarter and 15 percent in the first six months of fiscal 2020 primarily due to increased programmatic ad and video sales. Third party sales, which represent revenue generated through selling advertising space on third-party platforms, declined 5 percent in the second quarter primarily due to decreased coverwrap and print insert sales.

Consumer related revenues represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts.

Operating Expenses
For the second quarter and first six months of fiscal 2020, operating expenses increased 2 percent and 4 percent, respectively, primarily due to higher programming fees paid to affiliated networks of $7.8 million and $15.7 million, respectively. These increases were partially offset by reductions in selling expenses of $3.5 million for the second quarter and $5.8 million for the first six months of fiscal 2020.

Operating Profit
Local media operating profit decreased 49 percent in the second quarter of fiscal 2020 and 46 percent in the first six months of fiscal 2020 primarily due to lower political advertising revenues due to the cyclical nature of political advertising.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2019	2018	Change
(In millions)
Three months ended December 31,	$21.4	$19.9	8%
Six months ended December 31,	45.0	51.3	(12)%

Unallocated corporate expenses increased 8 percent in second quarter of fiscal 2020 due to a small increase in severance and related benefit costs and increases in other miscellaneous business expenses were partially offset by a slight decrease in employee compensation costs. Unallocated corporate expenses decreased 12 percent in first six months of fiscal 2020 as a decrease in employee compensation costs of $10.7 million were partially offset by increases in other miscellaneous business expenses.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended December 31,	2019	2018	Change
(In millions)
Production, distribution, and editorial	$280.1	$305.9	(8)%
Selling, general, and administrative	338.4	346.0	(2)%
Acquisition, disposition, and restructuring related activities	(0.5)	27.7	n/m
Depreciation and amortization	58.6	65.1	(10)%
Operating expenses	$676.6	$744.7	(9)%
n/m - Not meaningful

Six months ended December 31,	2019	2018	Change
(In millions)
Production, distribution, and editorial	$553.8	$595.0	(7)%
Selling, general, and administrative	669.2	696.3	(4)%
Acquisition, disposition, and restructuring related activities	13.6	44.8	(70)%
Depreciation and amortization	117.1	128.8	(9)%
Impairment of long-lived assets	5.2	—	n/m
Operating expenses	$1,358.9	$1,464.9	(7)%
n/m - Not meaningful

Fiscal 2020 second quarter production, distribution, and editorial costs decreased 8 percent primarily due to lower combined production, distribution, and paper costs of $24.6 million and a reduction in employee compensation costs of $3.3 million partially offset by an increase in programming fees paid to affiliated networks of $7.8 million. For the first six months of fiscal 2020, production, distribution, and editorial costs decreased 7 percent primarily due to lower combined production, distribution, and paper costs of $36.3 million and a reduction in employee compensation costs of $4.3 million partially offset by an increase in programming fees paid to affiliated networks of $15.7 million.

Selling, general, and administrative expenses decreased 2 percent in the second quarter and 4 percent in the first six months of fiscal 2020 primarily due to a reduction in employee compensation costs.

Fiscal 2020 second quarter acquisition, disposition, and restructuring related activities represented a gain on the sale of business assets of $8.3 million mostly offset by integration and exit costs of $4.0 million and severance and related benefit costs of $3.8 million. Fiscal 2019 second quarter acquisition, disposition, and restructuring related activities primarily represented severance and related benefit costs of $16.6 million and integration and exit costs of $11.2 million. The first six months of fiscal 2020 acquisition, disposition, and restructuring related activities represented integration and exit costs of $12.4 million and severance and related benefit costs of $9.9 million partially offset by the gain on the sale of business assets of $8.7 million. The first six months of fiscal 2019 acquisition, disposition, and restructuring related activities primarily represented severance and related benefit costs of $27.2 million and integration and exit costs of $25.6 million partially offset by the gain on the sale of business assets of $6.4 million.

Depreciation and amortization expense decreased 10 percent in the second quarter and 9 percent in the first six months of fiscal 2020 primarily due to a reduction in depreciation expense in our national media segment.

The impairment of long-lived assets charge recorded in the first quarter of fiscal 2020 related to a pre-tax, non-cash impairment of a trademark in the national media segment.

Income from Operations
Fiscal 2020 second quarter income from operations was $133.9 million compared to fiscal 2019 second quarter income from operations of $133.7 million as an increase in the operating profit of our national media segment of $53.5 million due primarily to ongoing cost-savings initiatives was partially offset by a decline in operating profit of our local media segment of $51.8 million due primarily to the cyclical nature of political revenues. For the first six months of fiscal 2020, income from operations was $176.8 million, a decrease of $11.1 million as compared to the prior-year period as a decline in operating profit of our local media segment of $80.9 million more than offset an increase in the operating profit of our national media segment of $63.5 million.

Non-operating Income (Expense), net
The second quarter of fiscal 2020 non-operating expense, net related primarily to an $8.8 million pension settlement charge. The second quarter of fiscal 2019 non-operating income, net related primarily to our pension and other postretirement plans benefit credit. For the first six months of fiscal 2020, non-operating income, net related primarily to a $8.0 million credit for the release of a lease guarantee offset to a pension settlement charge of $8.8 million. First six months of fiscal 2019 non-operating income, net related primarily to a pension and other postretirement plans benefit credit of $8.2 million and a $4.0 million gain on the sale of the Company's interest in Charleston Tennis LLC, which was sold in September 2018.

Interest Expense, net
Net interest expense decreased to $36.9 million in the fiscal 2020 second quarter compared with $50.9 million in the prior-year second quarter. For the six months ended December 31, 2019, net interest expense was $75.8 million versus $92.5 million in the first six months of fiscal 2019. Average long-term debt outstanding was $2.4 billion in the second quarter of fiscal 2020 and for the six-month period compared with $2.8 billion in the prior-year second quarter and $3.0 billion in the prior-year six-month period. The Company's approximate weighted average interest rate was 6.4 percent in the first six months of fiscal 2020 and for the first six months of fiscal 2019. For the three months ended December 31, 2019 and 2018, $0.8 million and $9.3 million, respectively, and for the six months ended December 31, 2019 and 2018, $2.0 million and $15.7 million, respectively, of interest expense was allocated to discontinued operations and was included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

Income Taxes
Our effective tax rate was 30.8 percent in the second quarter and 27.5 percent in the first six months of fiscal 2020 as compared to 0.7 percent in the second quarter and 4.0 percent in the first six months of fiscal 2019. During the second quarter of fiscal 2019, the Company engaged in a restructuring of its international operations for U.S. tax purposes, triggering deductions that resulted in a $23.5 million permanent U.S. tax benefit, which decreased income tax expense in the second quarter and first six months of fiscal 2019.

Earnings from Continuing Operations and Earnings per Common Share from Continuing Operations
Earnings from continuing operations were $62.1 million ($0.91 per diluted share) in the quarter ended December 31, 2019, down 30 percent from $88.1 million ($1.46 per diluted share) in the prior-year second quarter. For the six months ended December 31, 2019, earnings from continuing operations were $74.2 million ($0.75 per diluted share), a decrease of 29 percent from prior-year six months earnings of $104.3 million ($1.41 per diluted share). The decreases in earnings from continuing operations were primarily due to a higher effective tax rate in fiscal 2020.

Loss from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations represents the results of operations and gain/loss on the sales, net of income taxes, of the properties that were held-for-sale during the six months ended December 31, 2019 and 2018. The revenue and expenses of FanSided, a Sports Illustrated brand marketed separately from Sports Illustrated, which was held-for-sale as of December 31, 2019, as well as the revenues and expenses of Sports Illustrated and Viant, which were sold in the second quarter of fiscal 2020, and the revenues and expenses of the TIME and Fortune brands, which were sold in the second quarter of fiscal 2019, were included in loss from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Earnings for the periods prior to their sales.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Earnings titled loss from discontinued operations, net of income taxes, for the three and six months ended December 31, 2019 and 2018, as follows:

	Three Months		Six Months
Periods ended December 31,	2019	2018	2019	2018
(In millions except per share data)
Revenues	$25.3	$128.2	$110.8	$251.9
Costs and expenses	(20.9)	(109.6)	(107.6)	(225.9)
Impairment of goodwill	(11.8)	—	(16.0)	—
Interest expense	(0.8)	(9.3)	(2.0)	(15.7)
Gain on disposal	3.0	—	3.0	—
Earnings (loss) before income taxes	(5.2)	9.3	(11.8)	10.3
Income tax expense	(19.1)	(78.8)	(18.5)	(79.0)
Loss from discontinued operations, net of income taxes	$(24.3)	$(69.5)	$(30.3)	$(68.7)
Loss per share from discontinued operations
Basic	$(0.54)	$(1.53)	$(0.66)	$(1.52)
Diluted	(0.51)	(1.47)	(0.66)	(1.46)

Net Earnings and Earnings (Loss) per Common Share
Net earnings were $37.8 million in the quarter ended December 31, 2019, up 103 percent from $18.6 million in the prior-year second quarter. For the six months ended December 31, 2018, net earnings were $43.9 million, an increase of 23 percent from prior-year six months net earnings of $35.6 million. The increase in net earnings was primarily due to a decrease in the loss from discontinued operations partially offset by a reduction in earnings from continuing operations. While the Company had earnings attributable to common shareholders of $19.0 million

($0.40 per diluted common share) for the second quarter of fiscal 2020 and $4.2 million ($0.09 per diluted common share) for the first six months of fiscal 2020, due primarily to the effects of preferred stock participating dividends, the Company had losses attributable to common shareholders of $0.5 million ($0.01 per diluted common share) for the second quarter of fiscal 2019 and $2.1 million ($0.05 per diluted common share) for the first six months of fiscal 2019. Average basic shares outstanding increased slightly in both periods and diluted shares outstanding were flat in the second quarter and decreased slightly in the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2019	2018	Change
(In millions)
Net earnings	$43.9	$35.6	23%
Cash flows provided by operating activities	$72.1	$59.4	21%
Net cash provided by (used in) investing activities	(23.7)	329.1	n/m
Net cash used in financing activities	(67.0)	(748.8)	n/m
Effect of exchange rate changes	(0.1)	(0.6)	n/m
Change in cash in assets held-for-sale	(5.1)	0.4	n/m
Net decrease in cash and cash equivalents	$(23.8)	$(360.5)	(93)%
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2019, we had $291.8 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $23.8 million in the first six months of fiscal 2020 compared to a decrease of $360.5 million in the first six months of fiscal 2019.

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

Cash provided by operating activities totaled $72.1 million in the first six months of fiscal 2020 compared with cash provided by operating activities of $59.4 million in the first six months of fiscal 2019. The increase in cash provided by operating activities was the result of reduced payments for interest, severance, and integration costs.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities was $23.7 million in the first six months of fiscal 2020, compared to cash provided by investing activities of $329.1 million in the prior-year period. The decrease in cash flow related to investing activities was a result of increased asset acquisitions and capital expenditures, and a decrease in proceeds from sales of assets and businesses.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock.

Net cash used in financing activities was $67.0 million in the six months ended December 31, 2019, as compared to $748.8 million in the prior-year period. The decrease in cash flows used in financing activities was primarily due to a net $20.0 million of debt borrowings in the first six months of fiscal 2020 compared to $646.9 million of net debt payments and a $19.3 million contingent consideration payment in the first six months of fiscal 2019.

Long-term Debt
At December 31, 2019, long-term debt outstanding totaled $2.4 billion. The balance consisted of $1.1 billion under a variable-rate credit facility that includes a secured term loan (Term Loan B) and a revolving credit facility, and $1.3 billion in fixed rate 2026 Senior Notes.

The variable-rate credit facility includes the Term Loan B with an initial $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On December 31, 2019, there were $55.0 million of borrowings outstanding under the revolving credit facility bearing an interest rate of 4.71 percent. There were $3.2 million of standby letters of credit issued under the revolving credit facility resulting in availability of $291.8 million at December 31, 2019. The Term Loan B matures in 2025 at which time the remaining principal and interest are due and payable. The interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent. When the Company's leverage ratio drops below 2.25 to 1, the spread will decrease to 2.50 percent.

The Term Loan B bore interest at a rate of 4.55 percent at December 31, 2019. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes with an initial $1.4 billion of aggregate principal mature in 2026 and have an interest rate of 6.875 percent per annum. The remaining outstanding principal is due at the final maturity date.

Our credit agreement includes a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at December 31, 2019, as we did not reach the specified utilization level on the revolving credit line.

Contractual Obligations
As of December 31, 2019, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2019.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $4.2 million in the first six months of fiscal 2020 to repurchase 103,000 shares of common stock at then-current market prices. We spent $5.0 million to repurchase 95,000 shares in the first six months of fiscal 2019. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 103,000 shares of common stock purchased during the first six months of the current fiscal year, 26,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2019, $47.1 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2019.

Dividends
Dividends paid in the first six months of fiscal 2020 on common and class B stock totaled $54.7 million, or $1.15 per share, compared with dividend payments of $51.7 million, or $1.09 per share, in the first six months of fiscal 2019. We expect to continue paying dividends on our common and class B stock. Dividends paid in the first six months of fiscal 2020 on Series A preferred stock totaled $28.5 million, or $43.91 per share compared to $28.4 million or $43.68 per share in the first six months of fiscal 2019.

Capital Expenditures
Investment in property, plant, and equipment totaled $34.5 million in the first six months of fiscal 2020 compared with prior-year first six months' investment of $17.0 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2019. As of December 31, 2019, the Company's critical accounting policies had not changed from June 30, 2019.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At December 31, 2019, goodwill and intangible assets totaled $3.7 billion with $2.8 billion in the national media segment and $0.9 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 5 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2019, for additional information.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; risks associated with the Company's acquisition of Time Inc., including the Company's ability to comply with the terms of the debt and equity financings entered into connection therewith. Additional risks and uncertainties are described in Meredith's Form 10-K for the year ended June 30, 2019, which include a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At December 31, 2019, Meredith had $1.3 billion outstanding in fixed rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have changed the fair value of the fixed-rate debt by $62.1 million at December 31, 2019.

At December 31, 2019, $1.1 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in LIBOR would increase annual interest expense by $1.9 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2019.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
October 1 to October 31, 2019	45,718	$36.75	45,718	$47.3
November 1 to November 30, 2019	19,410	38.89	3,632	47.1
December 1 to December 31, 2019	—	—	—	47.1
Total	65,128		49,350

1
The number of shares purchased includes 45,718 shares in October and 3,632 shares in November 2019 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 15,778 shares in November 2019 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 10, 2020