Form 10-Q
period 2020-03-31
MEREDITH CORP
filed 2020-05-19
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020
Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street,	Des Moines,	Iowa	50309-3023
(Address of principal executive offices)			(ZIP Code)

Registrant’s telephone number, including area code:	(515)	284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at April 30, 2020
Common shares	40,304,544
Class B shares	5,084,763
Total common and Class B shares	45,389,307

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2020	June 30, 2019
(In millions)
Current assets
Cash and cash equivalents	$103.4	$45.0
Accounts receivable, net	509.9	609.1
Inventories	40.7	62.7
Current portion of subscription acquisition costs	226.8	242.0
Assets held-for-sale	—	321.0
Other current assets	69.9	70.3
Total current assets	950.7	1,350.1
Property, plant, and equipment	887.0	897.9
Less accumulated depreciation	(474.3)	(447.6)
Net property, plant, and equipment	412.7	450.3
Operating lease assets	415.1	—
Subscription acquisition costs	229.7	273.9
Other assets	260.6	269.6
Intangible assets, net	1,676.8	1,813.6
Goodwill	1,719.1	1,979.4
Total assets	$5,664.7	$6,136.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity	March 31, 2020	June 30, 2019
(In millions except per share data)
Current liabilities
Current portion of operating lease liabilities	$35.5	$—
Accounts payable	131.9	242.6
Accrued expenses and other liabilities	193.3	307.2
Current portion of unearned revenues	412.6	458.9
Liabilities associated with assets held-for-sale	—	252.1
Total current liabilities	773.3	1,260.8
Long-term debt	2,337.2	2,333.3
Operating lease liabilities	476.8	—
Unearned revenues	269.6	318.6
Deferred income taxes	461.6	506.2
Other noncurrent liabilities	200.3	203.2
Total liabilities	4,518.8	4,622.1

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference	553.8	540.2

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.3	40.1
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	225.2	216.7
Retained earnings	371.6	759.0
Accumulated other comprehensive loss	(50.1)	(46.3)
Total shareholders' equity	592.1	974.6
Total liabilities, redeemable convertible preferred stock, and shareholders' equity	$5,664.7	$6,136.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions except per share data)
Revenues
Advertising related	$332.1	$368.0	$1,139.0	$1,285.8
Consumer related	345.6	364.9	1,017.6	1,060.9
Other	24.0	17.2	80.8	56.2
Total revenues	701.7	750.1	2,237.4	2,402.9
Operating expenses
Production, distribution, and editorial	257.4	286.5	811.2	881.5
Selling, general, and administrative	294.2	309.7	963.4	1,006.0
Acquisition, disposition, and restructuring related activities	6.5	16.8	20.1	61.6
Depreciation and amortization	53.5	61.5	170.6	190.3
Impairment of goodwill and other long-lived assets	384.1	—	389.3	—
Total operating expenses	995.7	674.5	2,354.6	2,139.4
Income (loss) from operations	(294.0)	75.6	(117.2)	263.5
Non-operating income (expense), net	(2.4)	4.1	(1.0)	17.3
Interest expense, net	(36.6)	(38.6)	(112.4)	(131.1)
Earnings (loss) from continuing operations before income taxes	(333.0)	41.1	(230.6)	149.7
Income tax benefit (expense)	43.6	(12.7)	15.4	(17.0)
Earnings (loss) from continuing operations	(289.4)	28.4	(215.2)	132.7
Gain (loss) from discontinued operations, net of income taxes	5.0	(4.7)	(25.3)	(73.4)
Net earnings (loss)	$(284.4)	$23.7	$(240.5)	$59.3

Earnings (loss) attributable to common shareholders	$(304.1)	$4.7	$(300.0)	$1.1

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$(6.76)	$0.20	$(6.01)	$1.64
Discontinued operations	0.11	(0.10)	(0.56)	(1.63)
Basic earnings (loss) per common share	$(6.65)	$0.10	$(6.57)	$0.01
Basic average common shares outstanding	45.7	45.3	45.7	45.3

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$(6.76)	$0.20	$(6.01)	$1.63
Discontinued operations	0.11	(0.10)	(0.56)	(1.61)
Diluted earnings (loss) per common share	$(6.65)	$0.10	$(6.57)	$0.02
Diluted average common shares outstanding	45.7	45.6	45.7	45.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions)
Net earnings (loss)	$(284.4)	$23.7	$(240.5)	$59.3
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	0.4	0.4	1.3	1.2
Unrealized foreign currency translation gain (loss), net	(9.4)	3.4	(5.1)	(1.9)
Other comprehensive income (loss), net of income taxes	(9.0)	3.8	(3.8)	(0.7)
Comprehensive income (loss)	$(293.4)	$27.5	$(244.3)	$58.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	$40.1	$5.1	$216.7	$759.0	$(46.3)	$974.6
Net earnings	—	—	—	6.1	—	6.1
Other comprehensive loss, net of income taxes	—	—	—	—	(4.4)	(4.4)
Shares issued under incentive plans, net of forfeitures	0.1	—	0.4	—	—	0.5
Purchases of Company stock	(0.1)	—	(1.7)	—	—	(1.8)
Share-based compensation	—	—	7.5	—	—	7.5
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.3)	—	(24.3)
Class B stock ($0.575 dividend per share)	—	—	—	(2.9)	—	(2.9)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock	—	—	—	(4.5)	—	(4.5)
Transition adjustment for adoption of Accounting Standards Update 2016-02	—	—	—	(7.8)	—	(7.8)
Balance at September 30, 2019	40.1	5.1	222.9	711.2	(50.7)	928.6
Net earnings	—	—	—	37.8	—	37.8
Other comprehensive income, net of income taxes	—	—	—	—	9.6	9.6
Shares issued under incentive plans, net of forfeitures	0.1	—	0.5	—	—	0.6
Purchases of Company stock	—	—	(2.4)	—	—	(2.4)
Share-based compensation	—	—	2.2	—	—	2.2
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.5)	—	(24.5)
Class B stock ($0.575 dividend per share)	—	—	—	(3.0)	—	(3.0)
Series A preferred stock ($21.72 dividend per share)	—	—	—	(14.1)	—	(14.1)
Accretion of Series A preferred stock	—	—	—	(4.5)	—	(4.5)
Balance at December 31, 2019	40.2	5.1	223.2	702.9	(41.1)	930.3
Net loss	—	—	—	(284.4)	—	(284.4)
Other comprehensive loss, net of income taxes	—	—	—	—	(9.0)	(9.0)
Shares issued under various incentive plans, net of forfeitures	0.1	—	0.3	—	—	0.4
Purchases of Company stock	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	2.2	—	—	2.2
Dividends paid
Common stock ($0.595 dividend per share)	—	—	—	(25.3)	—	(25.3)
Class B stock ($0.595 dividend per share)	—	—	—	(3.0)	—	(3.0)
Series A preferred stock ($21.49 dividend per share)	—	—	—	(14.0)	—	(14.0)
Accretion of Series A preferred stock	—	—	—	(4.6)	—	(4.6)
Balance at March 31, 2020	$40.3	$5.1	$225.2	$371.6	$(50.1)	$592.1

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

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2020	2019
(In millions)
Cash flows from operating activities
Net earnings (loss)	$(240.5)	$59.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	59.0	74.0
Amortization	111.6	116.3
Non-cash lease expense	29.3	—
Share-based compensation	11.9	18.6
Deferred income taxes	(52.7)	75.4
Amortization of original issue discount and debt issuance costs	5.1	6.1
Amortization of broadcast rights	14.3	15.1
Gain on sale of assets, net	(18.0)	(9.8)
Loss on extinguishment of debt	—	15.9
Write-down of impaired assets	405.3	—
Fair value adjustments to contingent consideration	0.3	(3.1)
Changes in assets and liabilities, net of acquisitions	(142.6)	(215.3)
Net cash provided by operating activities	183.0	152.5
Cash flows from investing activities
Acquisitions of and investments in businesses and assets, net of cash acquired	(23.1)	(18.3)
Net proceeds from disposition of assets, net of cash sold	79.2	348.9
Additions to property, plant, and equipment	(45.6)	(28.6)
Net cash provided by investing activities	10.5	302.0
Cash flows from financing activities
Proceeds from issuance of long-term debt	375.0	80.0
Repayments of long-term debt	(375.0)	(776.9)
Dividends paid	(125.5)	(120.9)
Purchases of Company stock	(4.7)	(9.1)
Proceeds from common stock issued	1.5	3.9
Payment of acquisition-related contingent consideration	—	(19.3)
Financing lease payments	(0.8)	—
Net cash used in financing activities	(129.5)	(842.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.8)
Change in cash in assets held-for-sale	(5.1)	3.5
Net increase (decrease) in cash and cash equivalents	58.4	(385.1)
Cash and cash equivalents at beginning of period	45.0	437.6
Cash and cash equivalents at end of period	$103.4	$52.5

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

The condensed consolidated financial statements as of March 31, 2020, and for the three and nine months ended March 31, 2020 and 2019, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Additionally, depending on the duration and severity of the novel coronavirus (COVID-19) pandemic, including but not limited to its effects on stock market volatility, supply chain disruptions, reduced travel, the closure of retail establishments, and the cancellation of major sporting and entertainment events, we are uncertain of the ultimate impact that the COVID-19 pandemic could have on our business.

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

ASU 2017-04—In January 2017, the FASB issued an accounting standards update that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test required an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminated the qualitative assessment requirements for a reporting unit with zero or negative carrying value. The Company elected to prospectively early adopt this guidance in the first quarter of fiscal 2020 and has applied the guidance to the interim goodwill impairment tests performed in the third quarter of fiscal 2020.

ASU 2020-03—In March 2020, the FASB issued new accounting rules to clarify guidance around several subtopics by adopting enhanced verbiage on the following subtopics: fair value option disclosures, fair value measurement, investments—debt and equities securities, debt modifications and extinguishments, credit losses, and sales of financial assets. This guidance is intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The subtopic amendments have different effective dates. Certain of the subtopics applied and were adopted by the Company in the third quarter of fiscal 2020. The adoption of these subtopics did not have a material impact on the Company’s results of operations or cash flows. Certain of the subtopic's become effective in the Company's first quarter of fiscal 2021. The Company is currently evaluating the impact of the adoption of these subtopics, but does not expect their adoption will have a material impact on its consolidated financial statements.

SEC Rule 3-10—In March 2020, the SEC issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10 (Rule 3-10) which currently requires the Company to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The most pertinent portions of the final rule that are currently applicable to the Company include: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management’s Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The final rule is effective for filings on or after January 4, 2021. However early application is permitted. The Company elected to early-adopt the provisions of the final rule during the three months ended March 31, 2020. The new rule reduced quantitative disclosures and accompanying qualitative disclosures as required by this final rule have been relocated from the Notes to the Condensed Consolidated Financial Statements to Item II, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10‑Q.

Pending Accounting Pronouncements—

Lease Modification Q&A—In April 2020, the FASB staff issued a question and answer document (the Lease Modification Q&A) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. As of March 31, 2020, the Company had not modified any of its leases as a result of the COVID-19 pandemic and as a result, has not yet made a determination on whether to elect this option. Accordingly, the Lease Modification Q&A did not have an impact on the Company's condensed consolidated financial statements as of and for the three and nine months ended March 31, 2020.

ASU 2020-04—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for reference rate reform related activities that impact debt, leases, derivatives, and other contracts that reference the London Interbank Offered Rate (LIBOR) or another rate that is expected to be discontinued. The guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect this update will have a material impact on its consolidated financial statements and related disclosures.

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

ASU 2016-13—In June 2016, the FASB issued an accounting standards update related to the measurement of credit losses on financial instruments, including trade and loan receivables. This new guidance requires impairments to be measured based on expected losses over the life of the asset rather than incurred losses. A modified retrospective implementation of this standard is effective in the Company’s first quarter of fiscal 2021. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

2. Acquisitions

On September 1, 2019, Meredith completed an asset acquisition of certain intangible assets of magazines.com, a website that promotes, markets, and sells print and electronic magazines subscriptions, for $15.9 million. The assets were transitioned onto Meredith's digital platforms and integrated into the national media segment's existing affinity marketing operations.

On October 29, 2019, Meredith completed the acquisition of Stop, Breathe & Think, an emotional wellness platform intended to build the emotional strength of its users, for $13.3 million, which consisted of $9.2 million in cash and $4.1 million of contingent consideration. The contingent consideration requires the Company to make contingent payments based on the achievement of certain operational and revenue targets, as defined in the acquisition agreement, during fiscal 2020 through fiscal 2022. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 11. To date, no contingent consideration has been paid related to this acquisition. As of March 31, 2020, the future payments could range from zero to $6.0 million.

The following table summarizes the fair value of total consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed by acquisition during the nine months ended March 31, 2020:

(In millions)	National Media Acquisitions
Consideration
Cash	$24.2
Payment in escrow	0.9
Contingent consideration arrangement	4.1
Fair value of total consideration transferred	$29.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Total identifiable assets acquired	$23.3
Total liabilities assumed	0.8
Total identified net assets	22.5
Goodwill	6.7
Fair value of total consideration transferred	$29.2

The following table provides details of the identifiable acquired intangible assets in the acquisitions:

(In millions)	magazines.com	Stop, Breathe & Think
Intangible assets subject to amortization
Publisher relationships	$7.8	$—
Customer lists	—	2.9
Other	—	4.3
Total	7.8	7.2
Intangible assets not subject to amortization
Trademark	7.6	—
Internet domain name	0.5	—
Total	8.1	—
Total intangible assets	$15.9	$7.2

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

The useful life of publisher relationships is nine years, customer lists is three years, and other intangibles range from four to five years. The goodwill is attributable primarily to expected synergies and the assembled workforce. Goodwill, with an assigned value of $6.7 million, is not deductible for tax purposes.

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

As a result of these errors, in the quarter ended March 31, 2019, the Company recorded an out-of-period adjustment to correct the impact on the opening Time balance sheet of these coding errors. The effect of the adjustment was to reduce selling, general, and administrative expenses by $10.0 million, and increase goodwill by $7.4 million and income tax expense by $2.6 million as of and for the three and nine months ended March 31, 2019. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, the Company calculated the effect of these errors and determined that they were not material, individually or in the aggregate, to previously issued financial statements and, therefore, amendment of previously filed reports was not required.

3. Inventories

Major components of inventories are summarized below.

(In millions)	March 31, 2020	June 30, 2019
Raw materials	$19.2	$42.7
Work in process	17.9	15.4
Finished goods	3.6	4.6
Inventories	$40.7	$62.7

4. Assets Held-for-Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale and Discontinued Operations

The Company announced after the acquisition of Time that it was exploring the sale of certain brands. In accordance with accounting guidance, a business that, on acquisition or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to Sports Illustrated; FanSided, a Sports Illustrated brand marketed separately from Sports Illustrated; and Viant operations were included as assets held-for-sale and liabilities associated with assets held-for-sale on the Condensed Consolidated Balance Sheets as of June 30, 2019. The second step of the two-step transaction to sell the Sports Illustrated brand and the sale of Viant, excluding the investment in Xumo, were completed in October 2019. FanSided was sold in January 2020 and the investment in Xumo was sold in February 2020. The revenues and expenses of these businesses, as well as the revenues and expenses of the TIME and Fortune brands, which were sold in the second quarter of fiscal 2019, were included in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss) for the periods prior to their sales. All discontinued operations relate to the national media segment. No assets held-for-sale and liabilities associated with assets held-for-sale remained on the Condensed Consolidated Balance Sheets as of March 31, 2020.

The following table presents the major components which are included in assets held-for-sale and liabilities associated with assets held-for-sale.

(in millions)	June 30, 2019
Current assets
Cash and cash equivalents	$5.1
Accounts receivable, net	78.1
Inventories	0.1
Current portion of subscription acquisition costs	34.4
Other current assets	0.8
Total current assets	118.5
Net property, plant, and equipment	14.3
Subscription acquisition costs	19.2
Other assets	1.0
Intangible assets, net	43.9
Goodwill	124.1
Total assets held-for-sale	$321.0

Current liabilities
Accounts payable	$45.2
Accrued expenses and other liabilities	27.8
Current portion of unearned revenues	67.9
Deferred sale proceeds	73.2
Total current liabilities	214.1
Unearned revenues	37.6
Other noncurrent liabilities	0.4
Total liabilities associated with assets held-for-sale	$252.1

Amounts applicable to discontinued operations on the Condensed Consolidated Statements of Earnings (Loss) are as follows:

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions except per share data)
Revenues	$1.3	$69.6	$112.1	$321.5
Costs and expenses	(1.0)	(74.9)	(108.6)	(300.8)
Impairment of goodwill	—	—	(16.0)	—
Interest expense	(0.1)	(2.7)	(2.1)	(18.4)
Gain on disposal	9.3	0.4	12.3	0.4
Earnings (loss) before income taxes	9.5	(7.6)	(2.3)	2.7
Income tax benefit (expense)	(4.5)	2.9	(23.0)	(76.1)
Gain (loss) from discontinued operations, net of income taxes	$5.0	$(4.7)	$(25.3)	$(73.4)
Gain (loss) per share from discontinued operations
Basic	$0.11	$(0.10)	$(0.56)	$(1.63)
Diluted	0.11	(0.10)	(0.56)	(1.61)

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that was repaid with the proceeds from the sales of the businesses included in assets held-for-sale until the sale.

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the nine months ended March 31, 2020 or 2019. Share-based compensation expense related to discontinued operations was a benefit of $0.8 million for the nine months ended March 31, 2020, due to the forfeiture of stock compensation upon sale and expense of $2.0 million for the nine months ended March 31, 2019 and is included in the calculation of net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.

Dispositions

In May 2019, the first step of a two-step transaction to sell Sports Illustrated was completed. At the time of first close, $90.0 million was received from the buyer. Simultaneously, the Company entered into an agreement to license back a portion of the Sports Illustrated brand to continue operating the publishing business. Although, under the agreement certain assets of the brand were sold for legal and tax purposes, because the Company retained control of the publishing business until the second close, the legal transfer of those assets was not presented as a sale within the condensed consolidated financial statements. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. The second close took place on October 3, 2019. At the second close, Meredith paid the buyer a working capital true-up of $0.7 million and accrued $7.6 million for the purchase of accounts receivable and accounts payable retained by Meredith, which was paid to the buyer in January 2020. Also, in October 2019, Meredith sold its interest in Viant to its founders for $25.0 million. There was a gain of $3.0 million recognized on these sales in the second quarter of fiscal 2020, which was recorded in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

In October 2019, Meredith sold the Money brand, to an unrelated third party for $24.9 million, which resulted in a gain on the sale of $8.3 million. This gain was recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings (Loss).

In January 2020, Meredith sold FanSided to an unrelated third party for $16.4 million. Based on the selling price of FanSided, an impairment of goodwill for the FanSided brand of $11.8 million was recognized during the second quarter of fiscal 2020. In February 2020, Meredith sold Xumo to an unrelated third party for $37.4 million. There was a gain of $8.6 million recognized on these sales in the third quarter of fiscal 2020, which was recorded in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

Meredith continues to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSAs) with certain buyers. In addition, Meredith continues to provide consumer marketing, information technology, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OAs) with certain buyers. The services performed under the OAs have terms ranging from one to four years. Income of $1.4 million and $7.4 million for the three and nine months ended March 31, 2020, respectively, earned from performing services under the OAs was recorded in the other revenue line on the Condensed Consolidated Statements of Earnings (Loss) while income of $1.8 million and $10.8 million for the three and nine months ended March 31, 2020, respectively, earned from performing services under the TSAs was recorded as a reduction to the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings (Loss).

5. Leases

Meredith's lessee portfolio is primarily comprised of real estate leases for the use of office space, land, and station facilities. The portfolio also contains leases for equipment, vehicles, and antenna and transmitter sites. Meredith determines whether an arrangement contains a lease at inception.

Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. The remaining terms of the leases are one month to 30 years.

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

Lease agreements entered into that have not yet commenced were not significant at March 31, 2020.

Operating Leases

The total lease cost for operating leases included within the selling, general, and administrative line on the Condensed Consolidated Statements of Earnings (Loss) was as follows:

Periods ended March 31, 2020	Three Months	Nine Months
(In millions)
Operating lease cost	$16.6	$50.1
Variable lease cost	0.7	1.8
Short term lease cost	0.1	0.3
Sublease income	(1.2)	(4.7)
Total lease cost	$16.2	$47.5

The table below presents supplemental information related to operating leases:

Nine months ended March 31, 2020
(In millions except for lease term and discount rate)
Operating cash flows for operating leases	$48.8
Noncash lease liabilities arising from obtaining operating lease assets	6.3
Weighted average remaining lease term (in years)	11.3
Weighted average discount rate	5.4%

Meredith purchased the underlying assets of a lease arrangement for $3.3 million during the second quarter of fiscal 2020, resulting in the derecognition of operating lease assets of $2.6 million and lease liabilities of $2.5 million.

During the third quarter of fiscal 2020, the Company modified certain lease arrangements resulting in the derecognition of operating lease assets and related lease liabilities of $1.5 million. In addition, in connection with the sale of FanSided, $1.4 million of operating lease assets and related lease liabilities, recorded within assets held-for-sale and liabilities associated with assets held-for-sale on the Condensed Consolidated Balance Sheets prior to sale, were derecognized.

As discussed in Note 4, the Company completed the sale of certain businesses acquired in connection with the Time acquisition. As a result of the dispositions and cost-reduction initiatives, the Company has two floors of vacant leased space at its location in New York City. The vacant space is presently held with the intent to sublease for the remainder of the lease term. The Company recognized an impairment charge of $87.9 million during the third quarter of fiscal 2020 related to the vacant space. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent, which was negatively impacted by the effects of the COVID-19 pandemic. The charge is allocated on a pro-rata basis, $64.5 million to operating lease assets and $23.4 million to leasehold improvements and furniture and fixtures, and is recorded in the national media segment. This impairment charge is recorded within the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

Maturities of operating lease liabilities as of March 31, 2020, were as follows:

Years ending June 30,
(In millions)
2020	$15.5
2021	61.4
2022	60.2
2023	59.8
2024	61.3
Thereafter	432.6
Total lease payments	690.8
Less: Interest	(178.5)
Present value of lease liabilities	$512.3

Future minimum lease payments under operating leases as of June 30, 2019, were as follows:

	Payments Due In
Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(In millions)
Operating leases	$61.3	$57.5	$54.9	$52.4	$52.8	$397.7	$676.6

Future minimum operating lease payments have been reduced by estimated future minimum sublease income of $7.7 million in fiscal 2020, $8.7 million in fiscal 2021, $9.3 million in fiscal 2022, $9.1 million in fiscal 2023, $9.5 million in fiscal 2024, and $24.2 million thereafter.

Finance Leases

Meredith holds finance leases related to a broadcast tower and certain equipment with remaining terms ranging between three and six years. Finance lease assets of $3.4 million were recorded in net property, plant, and equipment, and current finance lease liabilities of $0.8 million and long-term finance lease liabilities of $3.2 million were recorded in accrued expenses and other liabilities and other noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets at March 31, 2020.

For the three and nine months ended March 31, 2020, $0.1 million and $0.3 million of interest expense and $0.2 million and $0.6 million of amortization were recorded in the interest expense, net and the depreciation and amortization lines, respectively, on the Condensed Consolidated Statements of Earnings (Loss). Operating cash flows of $0.2 million and financing cash flows of $0.8 million were also incurred during the nine months ended March 31, 2020. As of March 31, 2020, the finance leases have a weighted average remaining term of 5.2 years and weighted average interest rate of 6.6 percent.

Lessor Activities

The Company has several agreements to lease space to third parties on its owned broadcast towers. These leases all meet the operating lease criteria. The associated rental revenue on these leases is recorded in the other revenue line on the Condensed Consolidated Statements of Earnings (Loss), which was $0.3 million and $0.8 million for the three and nine months ended March 31, 2020, respectively.

6. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	March 31, 2020			June 30, 2019
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(152.5)	$58.5	$213.3	$(102.0)	$111.3
Publisher relationships	132.8	(39.2)	93.6	125.0	(25.4)	99.6
Partner relationships	98.2	(34.7)	63.5	98.2	(22.7)	75.5
Customer relationships	70.4	(65.1)	5.3	67.5	(46.3)	21.2
Other	26.2	(16.0)	10.2	23.2	(14.9)	8.3
Local media
Network affiliation agreements	229.3	(159.9)	69.4	229.3	(155.1)	74.2
Advertiser relationships	12.5	(9.0)	3.5	12.5	(5.8)	6.7
Retransmission agreements	27.9	(22.2)	5.7	27.9	(19.1)	8.8
Other	1.7	(1.5)	0.2	1.7	(1.2)	0.5
Total	$810.0	$(500.1)	309.9	$798.6	$(392.5)	406.1
Intangible assets not subject to amortization
National media
Trademarks			705.7			724.5
Internet domain names			8.3			7.8
Local media
FCC licenses			652.9			675.2
Total			1,366.9			1,407.5
Intangible assets, net			$1,676.8			$1,813.6

Amortization expense was $111.6 million and $116.3 million for the nine months ended March 31, 2020, and 2019, respectively. Annual amortization expense for intangible assets is expected to be as follows: $142.9 million in fiscal 2020, $90.3 million in fiscal 2021, $44.5 million in fiscal 2022, $42.0 million in fiscal 2023, and $33.9 million in fiscal 2024.

During the first quarter of fiscal 2020, the Company recorded an impairment charge of $5.2 million on a national media trademark. Management determined this trademark was fully impaired as part of management's commitment to performance improvement plans, including the closure of the Family Circle brand. The impairment charge is recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

During the third quarter of fiscal 2020, the Company experienced revenue declines, primarily related to advertising cancellations and delays, as advertisers faced economic challenges caused by the COVID-19 pandemic. These declines caused the Company to revise forecasts and to determine that it had a triggering event to test the value of intangible assets not subject to amortization for impairment as of March 31, 2020. As a result, the national media segment recorded a non-cash impairment charge of $21.2 million to partially impair the trademarks for the magazines.com, Entertainment Weekly, Shape, EatingWell, and Cooking Light brands. In addition, the local media segment recorded a non-cash impairment charge of $22.3 million to partially impair the FCC license for its station WALA-TV in Mobile, Alabama and Pensacola, Florida.

The Company is required to evaluate goodwill for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by COVID-19, required an interim evaluation of goodwill at March 31, 2020. The impairment test determined the carrying value of goodwill in the national media reporting unit exceeded its estimated fair value. As a result, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill in the national media segment in the third quarter of fiscal 2020. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge.

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2020			2019
(In millions)	National Media	Local Media	Total	National Media	Local Media	Total
Goodwill at beginning of period	$1,862.8	$116.6	$1,979.4	$1,800.0	$115.8	$1,915.8
Acquisitions	6.7	—	6.7	10.6	0.8	11.4
Disposals	(16.7)	—	(16.7)	—	—	—
Acquisition adjustments	2.4	—	2.4	52.2	—	52.2
Impairment	(252.7)	—	(252.7)	—	—	—
Goodwill at end of period	$1,602.5	$116.6	$1,719.1	$1,862.8	$116.6	$1,979.4

7. Restructuring Accrual

During the first nine months fiscal of fiscal 2020, management committed to and continued to execute several performance improvement plans. In the first quarter of fiscal 2020, management made the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.9 million in the first quarter of fiscal 2020, including $9.9 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. In the second and third quarters of fiscal 2020, additional smaller actions were taken in the national media segment, local media segment, and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges of $3.8 million in the second quarter and $2.3 million in the third quarter for severance and related benefit costs associated with the involuntary termination of employees. Combined, these actions affected approximately 145 employees in the national media segment, 15 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs are expected to be paid during fiscal 2020 with the remainder being paid in fiscal 2021. Of these costs, for the nine-month period ended March 31, 2020, $15.3 million were recorded in the acquisition, disposition, and restructuring related activities line and $3.7 million were recorded in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

As part of the Company's plan to realize cost synergies from its acquisition of Time in fiscal 2018, management committed to a performance improvement plan to reduce headcount. To execute this plan, in the first quarter of fiscal 2019, the Company made strategic decisions to merge Cooking Light magazine with EatingWell, transition Coastal Living from a subscription magazine to a special interest publication, consolidate much of the local media's digital advertising functions with MNI Targeted Media, and outsource newsstand sales and marketing operations. During the second quarter of fiscal 2019, the Company completed the closure of Time Customer Service (TCS) and substantially completed consolidating New York office space. The fiscal 2019 performance improvement plans affected approximately 250 people, approximately 175 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. In connection with these plans, in the third quarter and first nine months of fiscal 2019, the Company recorded pre-tax restructuring charges of $9.2 million and $44.5 million, respectively, for severance and related benefit costs related to the involuntary termination of employees and

$6.8 million and $24.5 million, respectively, in other accruals related primarily to the closure of TCS and the consolidation of office space. These costs were recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings (Loss).

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amount Accrued in the Period				Total Amount Expected to be Incurred
	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(in millions)
National media	$1.7	$4.7	$10.5	$28.0	$10.5
Local media	—	—	2.4	1.7	2.4
Unallocated Corporate	0.6	4.5	3.1	14.8	3.1
	$2.3	$9.2	$16.0	$44.5	$16.0

Details of changes in the Company's restructuring accrual are as follows:

	Employee Terminations	Employee Terminations	Other Exit Costs	Total
Nine months ended March 31,	2020	2019	2019	2019
(In millions)
Balance at beginning of period	$43.7	$101.3	$6.3	$107.6
Accruals	16.0	44.5	24.5	69.0
Cash payments	(42.4)	(84.6)	(11.9)	(96.5)
Reversal of excess accrual	—	(7.2)	(1.6)	(8.8)
Balance at end of period	$17.3	$54.0	$17.3	$71.3

As of March 31, 2020, of the $17.3 million liability, $16.9 million was classified as current liabilities on the Condensed Consolidated Balance Sheets, with the remaining $0.4 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2021 and relate to future severance payments.

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

8. Long-term Debt

Long-term debt consisted of the following:

	March 31, 2020			June 30, 2019
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,062.5	$(13.7)	$1,048.8	$1,062.5	$(15.6)	$1,046.9
Revolving credit facility of $350 million, due 1/31/2023	35.0	—	35.0	35.0	—	35.0
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,272.9	(19.5)	1,253.4	1,272.9	(21.5)	1,251.4
Total long-term debt	$2,370.4	$(33.2)	$2,337.2	$2,370.4	$(37.1)	$2,333.3

The Company repriced the Term Loan B effective February 19, 2020. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.5 percent as of the repricing date until maturity, a decrease from the previous spread of 2.75 percent. In addition, if the Company's leverage ratio drops to or below 2.25 to 1, the spread will decrease to 2.25 percent for so long as the Company maintains a leverage ratio equal to or less than 2.25 to 1.

9. Income Taxes

For the third quarter and first nine months of fiscal 2020, Meredith recorded a tax benefit on the loss from continuing operations of $43.6 million and $15.4 million, respectively. This compares to tax expense recorded by the Company of $12.7 million and $17.0 million for the third quarter and first nine months of fiscal 2019, respectively.

The tax benefit in the third quarter and first nine months of fiscal 2020 is primarily due to the tax effect of the impairment charge for national media goodwill. In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge.

During the second quarter of fiscal 2019, the Company engaged in a restructuring of its international operations for United States (U.S.) tax purposes, triggering deductions that resulted in a $23.5 million permanent U.S. tax benefit, which decreased income tax expense in the second quarter and first nine months of fiscal 2019.

10. Commitments and Contingencies

Lease Guarantees

In March 2018, the Company sold TIUK, a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in connection with a lease of office space in the U.K. through December 31, 2025, which was guaranteed by the Company. In the first quarter of fiscal 2020, the Company was released of its guarantee by the landlord. As a result, a gain of $8.0 million was recorded in the non-operating income (expense), net line on the Condensed Consolidated Statements of Earnings (Loss).

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.2 million at March 31, 2020, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $14.1 million as of March 31, 2020.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, now seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 30, 2019. The defendants have not yet responded to the complaint in the Iowa Action but intend to vigorously oppose it. The Company expresses no opinion as to the ultimate outcome of this matter.

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

11. Fair Value Measurements

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	March 31, 2020		June 30, 2019
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$16.3	$15.3	$15.0	$13.6
Total long-term debt	2,337.2	2,073.2	2,333.3	2,452.9

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt is based on information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	March 31, 2020	June 30, 2019
Accrued expenses and other liabilities
Contingent consideration	$1.7	$—
Deferred compensation plans	3.7	4.7
Other noncurrent liabilities
Contingent consideration	3.5	0.8
Deferred compensation plans	14.1	16.2

The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

The following table presents changes in the Level 3 fair value of contingent consideration:

Nine months ended March 31,	2020	2019
(In millions)
Contingent consideration
Balance at beginning of period	$0.8	$25.4
Additions due to acquisitions	4.1	—
Payments	—	(19.3)
Fair value adjustment of contingent consideration	0.3	(3.1)
Balance at end of period	$5.2	$3.0

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in the selling, general, and administrative line on the Condensed Consolidated Statements of Earnings (Loss).

The following table presents changes in the Level 3 fair value of certain assets measured on a non-recurring basis:

As of and for the nine months ended March 31, 2020	Net Property, Plant, and Equipment [1]	Operating Lease Assets [2]	Intangible Assets, net [3]	Goodwill [4]
(In millions)
Assets subject to impairment charges
Carrying value prior to impairment	$40.1	$110.8	$126.6	$1,855.2
Impairment charge	(23.4)	(64.5)	(48.7)	(252.7)
Carrying value after impairment	16.7	46.3	77.9	1,602.5
Carrying value of assets not subject to impairment charge	396.0	368.8	1,598.9	116.6
Balance as of March 31, 2020	$412.7	$415.1	$1,676.8	$1,719.1
1	Represents leasehold improvements and furniture and fixtures partially impaired with its associated operating lease asset at March 31, 2020. For further details, refer to Note 5.
2	Represents an operating lease asset that was partially impaired at March 31, 2020. For further details, refer to Note 5.
3
Represents a local media FCC license partially impaired at March 31, 2020, and five national media trademarks. One trademark was fully impaired at September 30, 2019, and four additional were partially impaired at March 31, 2020. For further details, refer to Note 6.

4	Represents national media goodwill partially impaired at March 31, 2020. For further details, refer to Note 6.

The fair values of the trademarks, FCC licenses, and goodwill, are measured on a non-recurring basis and are determined based on significant inputs not observable in the market and thus represents Level 3 measurements. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and Company specific risk. Estimated cash flows are based upon internally developed estimates and the revenue growth rates are based on industry knowledge and historical performance. For further discussion of the impairment of these assets, refer to Note 6. The impairment of these assets is included in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

The operating lease assets and net property, plant, and equipment are assets associated with the same leased space. These assets are measured on a non-recurring basis and the fair value was determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent, which was negatively impacted by the effects of the COVID-19 pandemic. These impairments are included in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

12. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 16) is as follows.

Three months ended March 31, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$136.3	$—	$—	$136.3
Non-political spot	—	70.8	—	70.8
Political spot	—	10.5	—	10.5
Digital	84.6	4.4	—	89.0
Third party sales	11.9	14.0	(0.4)	25.5
Total advertising related	232.8	99.7	(0.4)	332.1
Consumer related
Subscription	150.7	—	—	150.7
Retransmission	—	92.2	—	92.2
Newsstand	45.4	—	—	45.4
Affinity marketing	16.3	—	—	16.3
Licensing	25.3	—	—	25.3
Digital and other consumer driven	15.7	—	—	15.7
Total consumer related	253.4	92.2	—	345.6
Other
Projects based	15.4	—	—	15.4
Other	5.3	3.3	—	8.6
Total other	20.7	3.3	—	24.0
Total revenues	$506.9	$195.2	$(0.4)	$701.7

Three Months Ended March 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$166.1	$—	$—	$166.1
Non-political spot	—	79.9	—	79.9
Political spot	—	0.7	—	0.7
Digital	87.8	3.7	—	91.5
Third party sales	13.4	17.0	(0.6)	29.8
Total advertising related	267.3	101.3	(0.6)	368.0
Consumer related
Subscription	184.7	—	—	184.7
Retransmission	—	84.7	—	84.7
Newsstand	43.3	—	—	43.3
Affinity marketing	20.0	—	—	20.0
Licensing	20.1	—	—	20.1
Digital and other consumer driven	12.1	—	—	12.1
Total consumer related	280.2	84.7	—	364.9
Other
Projects based	10.6	—	—	10.6
Other	4.2	2.4	—	6.6
Total other	14.8	2.4	—	17.2
Total revenues	$562.3	$188.4	$(0.6)	$750.1

Nine months ended March 31, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$446.1	$—	$—	$446.1
Non-political spot	—	237.1	—	237.1
Political spot	—	17.5	—	17.5
Digital	308.4	13.5	—	321.9
Third party sales	51.3	66.7	(1.6)	116.4
Total advertising related	805.8	334.8	(1.6)	1,139.0
Consumer related
Subscription	461.0	—	—	461.0
Retransmission	—	256.9	—	256.9
Newsstand	125.7	—	—	125.7
Affinity marketing	50.2	—	—	50.2
Licensing	69.7	—	—	69.7
Digital and other consumer driven	54.1	—	—	54.1
Total consumer related	760.7	256.9	—	1,017.6
Other
Projects based	44.9	—	—	44.9
Other	25.6	10.3	—	35.9
Total other	70.5	10.3	—	80.8
Total revenues	$1,637.0	$602.0	$(1.6)	$2,237.4

Nine Months Ended March 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$518.7	$—	$—	$518.7
Non-political spot	—	242.4	—	242.4
Political spot	—	102.6	—	102.6
Digital	295.6	11.6	—	307.2
Third party sales	46.6	69.7	(1.4)	114.9
Total advertising related	860.9	426.3	(1.4)	1,285.8
Consumer related
Subscription	537.4	—	—	537.4
Retransmission	—	232.1	—	232.1
Newsstand	125.9	—	—	125.9
Affinity marketing	57.2	—	—	57.2
Licensing	68.6	—	—	68.6
Digital and other consumer driven	39.7	—	—	39.7
Total consumer related	828.8	232.1	—	1,060.9
Other
Projects based	33.5	—	—	33.5
Other	15.9	6.8	—	22.7
Total other	49.4	6.8	—	56.2
Total revenues	$1,739.1	$665.2	$(1.4)	$2,402.9

During the first quarter of fiscal 2020, management identified certain consumer related revenue that was incorrectly classified as other revenue in the fiscal 2019 consolidated financial statements. Therefore, management revised the fiscal 2019 Condensed Consolidated Statement of Earnings (Loss) and related revenue note for the three and nine months ended March 31, 2020, to report $1.6 million and $23.2 million, respectively, of revenue as consumer related revenue. The Company assessed the materiality of the revision both quantitatively and qualitatively and determined the correction to be immaterial to the Company’s prior period interim and annual consolidated financial statements.

Contract Balances

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contracts, the Company does not have any significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $458.9 million at June 30, 2019 and $412.6 million at March 31, 2020, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $318.6 million and $269.6 million at June 30, 2019 and March 31, 2020, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Revenue of $401.9 million recognized in the nine-month period ended March 31, 2020, was in contract liabilities at the beginning of the period.

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

13. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions)
Domestic Pension Benefits
Service cost	$2.4	$3.0	$7.4	$8.8
Interest cost	1.2	1.6	3.9	4.9
Expected return on plan assets	(2.4)	(2.4)	(7.2)	(7.3)
Prior service cost amortization	0.1	0.1	0.4	0.4
Actuarial loss amortization	0.5	0.4	1.7	1.4
Settlement charge	3.5	—	12.3	—
Net periodic benefit costs	$5.3	$2.7	$18.5	$8.2

International Pension Benefits
Service cost	$—	$—	$—	$0.1
Interest cost	3.6	4.3	10.9	12.9
Expected return on plan assets	(4.6)	(8.1)	(13.9)	(24.1)
Prior service credit amortization	—	—	0.1	—
Settlement charge	0.6	—	0.6	—
Net periodic benefit credit	$(0.4)	$(3.8)	$(2.3)	$(11.1)

Postretirement Benefits
Interest cost	$0.1	$0.1	$0.2	$0.3
Actuarial gain amortization	(0.1)	(0.1)	(0.4)	(0.4)
Net periodic benefit credit	$—	$—	$(0.2)	$(0.1)

The pension settlement charge of $8.8 million recorded in the second quarter of fiscal 2020 was triggered by lump-sum payments made as a result of executive retirement and resignation in the prior fiscal year. The domestic pension settlement charges of $3.5 million recorded in the third quarter of fiscal 2020 were triggered partially by lump-sum payments made as a result of an executive's resignation in the prior fiscal year and by cash distributions paid by the pension plan during fiscal 2020 exceeding a prescribed threshold. This required that a portion of pension losses within accumulated other comprehensive loss be realized in the period that the related pension liabilities were settled. The international settlement charge recorded in the third quarter of fiscal 2020 was related to the final settlement of the Company's German plan.

The components of net periodic benefit cost (credit), other than the service cost component, are included in the non-operating income (expense), net line in the accompanying Condensed Consolidated Statements of Earnings (Loss).

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

14. Redeemable Series A Preferred Stock

Meredith has outstanding 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (the Series A preferred stock). The Series A preferred stock becomes convertible on January 31, 2025, the seventh anniversary of the issuance date. Therefore, no shares were converted in the first nine months of fiscal 2020.

15. Earnings (Loss) Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions except per share data)
Net earnings (loss)	$(284.4)	$23.7	$(240.5)	$59.3
Participating warrants dividend	(1.0)	(0.9)	(2.8)	(2.7)
Preferred stock dividend	(14.0)	(13.5)	(42.5)	(41.9)
Accretion of redeemable, convertible Series A preferred stock	(4.6)	(4.6)	(13.6)	(13.2)
Other securities dividends	(0.1)	—	(0.6)	(1.0)
Earnings (loss) attributable to common shareholders	$(304.1)	$4.7	$(300.0)	$0.5

Basic weighted average common shares outstanding	45.7	45.3	45.7	45.3
Basic earnings (loss) per common share	$(6.65)	$0.10	$(6.57)	$0.01

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions except per share data)
Basic weighted-average common shares outstanding	45.7	45.3	45.7	45.3
Dilutive effect of stock options and equivalents	—	0.3	—	0.4
Diluted weighted-average shares outstanding	45.7	45.6	45.7	45.7

Diluted earnings (loss) attributable to common shareholders	$(304.1)	$4.7	$(300.0)	$1.1
Diluted earnings (loss) per common share	(6.65)	0.10	(6.57)	0.02

For the three months ended March 31, 2020, 1.6 million warrants, 0.7 million convertible preferred shares, and a minimal amount of options and restricted stock shares were excluded from the computation of diluted loss per common share. For the nine months ended March 31, 2020, 1.6 million warrants, 0.7 million convertible preferred shares, 0.1 million options and a minimal amount of restricted stock shares were excluded from the computation of diluted loss per common share. These securities have an antidilutive effect on the loss per common share calculation (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for the three and nine months ended March 31, 2020.

For the three months ended March 31, 2019, 0.7 million convertible preferred shares, 1.6 million warrants, 0.3 million common stock equivalents, and 0.1 million shares of restricted stock were excluded from the computation of diluted earnings per common share. For the nine months ended March 31, 2019, 0.7 million convertible preferred shares, 1.6 million warrants, and 0.1 million shares of restricted stock were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming higher than basic earnings per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the three and nine months ended March 31, 2019. For the nine months ended March 31, 2019 there were 0.3 million common stock equivalents included in the diluted earnings per share calculation while being antidilutive. These securities were dilutive in the earnings per share calculation for income from continuing operations, which is the control number for all earnings per share calculations, and therefore included in all calculations for the nine months ended March 31, 2019.

For the three months ended March 31, 2020 and 2019, antidilutive options excluded from the above calculations totaled 3.8 million (with a weighted average exercise price of $54.14) and 2.4 million (with a weighted average exercise price of $60.76), respectively. For the nine months ended March 31, 2020 and 2019, antidilutive options excluded from the above calculations totaled 3.7 million (with a weighted average exercise price of $55.57) and 2.5 million (with a weighted average exercise price of $60.50), respectively.

In the nine months ended March 31, 2020, a minimal amount of options were exercised to purchase common shares. In the nine months ended March 31, 2019, 0.1 million options were exercised to purchase common shares.

16. Financial Information about Industry Segments

Meredith is a diversified media company that utilizes multiple platforms, including broadcast television, print, digital, mobile, and video, to deliver the content consumers desire and to deliver the messages of advertising and marketing partners. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2019. There have been no material intersegment transactions.

There are two principal financial measures reported to the chief executive officer (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest expense, income taxes, depreciation, and amortization (EBITDA). Operating profit (loss) for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not directly attributable to the operating groups. In accordance with authoritative guidance on disclosures about segments of an enterprise and related information, EBITDA is not presented below.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions)
Revenues
National media	$506.9	$562.3	$1,637.0	$1,739.1
Local media	195.2	188.4	602.0	665.2
Total revenues, gross	702.1	750.7	2,239.0	2,404.3
Intersegment revenue elimination	(0.4)	(0.6)	(1.6)	(1.4)
Total revenues	$701.7	$750.1	$2,237.4	$2,402.9

Segment profit (loss)
National media	$(303.1)	$54.5	$(174.5)	$119.6
Local media	24.4	41.6	117.6	215.7
Unallocated corporate	(15.3)	(20.5)	(60.3)	(71.8)
Income (loss) from operations	(294.0)	75.6	(117.2)	263.5
Non-operating income (expense), net	(2.4)	4.1	(1.0)	17.3
Interest expense, net	(36.6)	(38.6)	(112.4)	(131.1)
Earnings (loss) from continuing operations before income taxes	$(333.0)	$41.1	$(230.6)	$149.7

Depreciation and amortization
National media	$42.2	$51.3	$137.4	$158.7
Local media	9.8	9.4	29.3	27.7
Unallocated corporate	1.5	0.8	3.9	3.9
Total depreciation and amortization	$53.5	$61.5	$170.6	$190.3

The following table presents assets by segment as of March 31, 2020, and June 30, 2019:

(in millions)	March 31, 2020	June 30, 2019
Assets
National media	$4,255.9	$4,606.8
Local media	1,166.1	1,192.3
Unallocated corporate	242.7	337.8
Total assets	$5,664.7	$6,136.9

17. Subsequent Events

Common Stock Dividend—On April 17, 2020, the Board of Directors unanimously voted to pause Meredith’s common and class B stock dividends.

Compensatory Arrangements—On April 17, 2020, due to the COVID-19 pandemic and the resulting economic disruption, the Board of Directors decided to temporarily reduce the annual base salaries of the Company’s named executive officers and the cash compensation of each of the Company’s non-executive directors. The Chief Executive Officer and each of the non-executive directors have agreed to a temporary 40 percent reduction in his or her cash compensation from May 4, 2020 through September 4, 2020. Additionally, the Company announced it will apply similar temporary salary reductions of up to 30 percent for approximately 60 percent of our workforce.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the headings "Forward Looking Statements" and "Item 1A Risk Factors" in this Form 10-Q for the period ended March 31, 2020 (Form 10-Q) and under the "Risk Factors" heading in our Annual Report on Form 10-K (Form 10-K) for the fiscal year ended June 30, 2019.

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for over 115 years. Meredith uses multiple media platforms—including print, digital, mobile, video and broadcast television—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments. The national media segment reaches 190 million unduplicated American consumers every month, including 120 million women and 90 percent of United States (U.S.) millennial women. As the owner of the largest premium content digital network for American consumers and the No. 1 U.S. magazine operator, Meredith possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse and The Foundry, the Company's state-of-the-art creative content studio.

Meredith's local media segment includes 17 television stations reaching 11 percent of U.S. households. Meredith's portfolio is concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith's stations produce over 725 hours of local news and entertainment content each week and operate leading local digital properties. The local media segment also generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties.

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 73 percent of the Company's $2.2 billion in revenues in the first nine months of fiscal 2020 while the local media segment contributed 27 percent.

NATIONAL MEDIA

Advertising related revenues represented 49 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 47 percent of national media's first nine months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other digitally generated consumer revenues. The remaining 4 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as television and streaming services content production, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—56 percent in the first nine months of fiscal 2020—from the sale of advertising, both over the air and on our stations' websites and apps as well as selling advertising space on third-party platforms. Television retransmission fees accounted for 43 percent of local media's first nine months' revenues. The remainder comes from other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

TRENDS AFFECTING OUR BUSINESS

On March 11, 2020, the World Health Organization designated the novel coronavirus (COVID-19) as a global pandemic. COVID-19 was first detected in China and continued to spread, significantly impacting various markets around the world, including the United States. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19, including reduced or eliminated food services, reduced travel, the closure of retailing establishments, the cancellation of major sporting and entertainment events, the promotion of social distancing, and the adoption of remote working policies.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants, and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three or nine months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.

Employee safety is our first priority, and as a result, we put preparedness plans in place. We have implemented a work-from-home policy for most of our employees and all of our national media content is currently being produced remotely. We have crisis management teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions as deemed necessary.

We believe we have sufficient liquidity to satisfy our cash needs for the foreseeable future. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes pausing our common stock and class B stock dividends, limiting discretionary spending across the organization, reducing pay for our Board of Directors, our executives and approximately 60 percent of our employees, and re-prioritizing our capital projects amid the COVID-19 pandemic.

The impact that the COVID-19 pandemic will have on our consolidated results of operations throughout the fourth quarter of fiscal 2020 and into fiscal 2021 remains uncertain. We expect to continue to see cancellations and delays in advertising campaigns. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity, and capital resources.

FIRST NINE MONTHS FISCAL 2020 FINANCIAL OVERVIEW

•
The Company recorded a non-cash impairment charge of $252.7 million in the third quarter of fiscal 2020 to reduce the carrying value of the national media segment's goodwill. In addition, in the third quarter of fiscal 2020, the Company recorded non-cash impairment charges of $22.3 million to reduce the value of one of the local media segment's FCC licenses and $21.2 million to reduce the value of several of the national media segment's trademarks. The Company also recorded a non-cash impairment charge of $5.2 million in the first quarter of fiscal 2020 to reduce the value of one of the national media segment's trademarks.

•	During the third quarter of fiscal 2020, the Company recognized an impairment charge of $87.9 million in the national media segment related to vacant leased space at its location in New York City.

•
The Company estimates that cancellations or delays in advertising campaigns due to the economic impacts of the COVID-19 pandemic resulted in a $17.4 million adverse impact on advertising related revenues in March 2020. Other than a reduction in the corresponding performance-based incentive accruals and certain other expenses of $11.5 million, the Company estimates that the economic impacts of the COVID-19 pandemic were not material to the Company's operating expenses in March 2020.

•
National media revenues decreased 6 percent compared to the prior-year period primarily due to declines in print advertising and subscription revenues as a result of portfolio changes partially offset by increases in digital and other consumer driven, digital advertising, and other revenues. Operating expenses increased due primarily to the goodwill, vacated lease space, and trademark impairment charges noted above. Due primarily to the impairment charges, the national media segment ended the first nine months of fiscal 2020 with an operating loss of $174.5 million.

•
Local media revenues decreased 10 percent as compared to the prior-year period primarily due to declines in higher margin political advertising revenues due to the cyclical nature of political advertising. Operating profit declined 45 percent primarily due to lower political advertising revenues and the non-cash impairment charge noted above.

•	Unallocated corporate expenses decreased 16 percent primarily due to a decrease in employee related compensation costs.

•
The Company reported a net loss from continuing operations for the first nine months of 2020 of $215.2 million reflecting the non-cash impairment charges of $389.3 million ($327.6 million after-tax). Absent the impairment charges, the Company would have had net earnings from continuing operations of $112.4 million representing a 15 percent decline from the prior-year nine-month period.

RESULTS OF OPERATIONS

Three months ended March 31,	2020	2019	Change
(In millions except per share data)
Total revenues	$701.7	$750.1	(6)%
Operating expenses
Cost and expenses	611.6	674.5	(9)%
Impairment of goodwill and other long-lived assets	384.1	—	n/m
Total operating expenses	995.7	674.5	48%
Income (loss) from operations	$(294.0)	$75.6	n/m
Net earnings (loss) from continuing operations	$(289.4)	$28.4	n/m
Net earnings (loss)	(284.4)	23.7	n/m
Diluted earnings (loss) per common share from continuing operations	(6.76)	0.20	n/m
Diluted earnings (loss) per common share	(6.65)	0.10	n/m
n/m - Not meaningful

Nine months ended March 31,	2020	2019	Change
(In millions except per share data)
Total revenues	$2,237.4	$2,402.9	(7)%
Operating expenses
Cost and expenses	1,965.3	2,139.4	(8)%
Impairment of goodwill and other long-lived assets	389.3	—	n/m
Total operating expenses	2,354.6	2,139.4	10%
Income (loss) from operations	$(117.2)	$263.5	n/m
Net earnings (loss) from continuing operations	$(215.2)	$132.7	n/m
Net earnings (loss)	(240.5)	59.3	n/m
Diluted earnings(loss) per common share from continuing operations	(6.01)	1.63	n/m
Diluted earnings (loss) per common share	(6.57)	0.02	n/m
n/m - Not meaningful

OVERVIEW

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2020, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2019.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2020	2019	Change
(In millions)
Advertising related
Print	$136.3	$166.1	(18)%
Digital	84.6	87.8	(4)%
Third party sales	11.9	13.4	(11)%
Total advertising related	232.8	267.3	(13)%
Consumer related
Subscription	150.7	184.7	(18)%
Newsstand	45.4	43.3	5%
Affinity marketing	16.3	20.0	(19)%
Licensing	25.3	20.1	26%
Digital and other consumer driven	15.7	12.1	30%
Total consumer related	253.4	280.2	(10)%
Other
Project based	15.4	10.6	45%
Other	5.3	4.2	26%
Total other	20.7	14.8	40%
Total revenues	506.9	562.3	(10)%
Operating expenses
Costs and expenses	448.2	507.8	(12)%
Impairment of goodwill and other long-lived assets	361.8	—	n/m
Total operating expenses	810.0	507.8	60%
Operating profit (loss)	$(303.1)	$54.5	n/m
Operating profit margin	n/m	9.7%
n/m - Not meaningful

Nine months ended March 31,	2020	2019	Change
(In millions)
Advertising related
Print	$446.1	$518.7	(14)%
Digital	308.4	295.6	4%
Third party sales	51.3	46.6	10%
Total advertising related	805.8	860.9	(6)%
Consumer related
Subscription	461.0	537.4	(14)%
Newsstand	125.7	125.9	—%
Affinity marketing	50.2	57.2	(12)%
Licensing	69.7	68.6	2%
Digital and other consumer driven	54.1	39.7	36%
Total consumer related	760.7	828.8	(8)%
Other
Project based	44.9	33.5	34%
Other	25.6	15.9	61%
Total other	70.5	49.4	43%
Total revenues	1,637.0	1,739.1	(6)%
Operating expenses
Costs and expenses	1,444.5	1,619.5	(11)%
Impairment of goodwill and other long-lived assets	367.0	—	n/m
Total operating expenses	1,811.5	1,619.5	12%
Operating profit (loss)	$(174.5)	$119.6	n/m
Operating profit margin	n/m	6.9%
n/m - Not meaningful

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue decreased 13 percent in the third quarter and 6 percent in the first nine months of fiscal 2020.

Meredith has made changes to its portfolio of brands and titles intended to enhance the consumer experience, provide more effective and efficient platforms for advertisers, and increase the profitability of the portfolio. These changes included closing the Money, Martha Stewart Weddings, and Family Circle magazines, changing the frequency of Entertainment Weekly to a monthly title, transitioning Coastal Living, Traditional Home, and Rachael Ray Every Day to premium newsstand titles, and merging Cooking Light into Meredith’s popular EatingWell title, which resulted in declines in combined print advertising revenues of $18.8 million in the third quarter and $41.1 million in the first nine months of fiscal 2020. For the third quarter of fiscal 2020 approximately 75 percent of our titles experienced print advertising revenue declines totaling $15.1 million partially offset by print advertising revenue increases of $4.4 million in approximately 25 percent of our titles. For the first nine months of fiscal 2020 approximately 70 percent of our titles experienced print advertising revenue declines totaling $35.5 million partially offset by print advertising revenue increases of $7.6 million in approximately 30 percent of our titles. The Company estimates that cancellations and delays in print advertising revenues due to the COVID-19 pandemic resulted in a $3.9 million adverse impact on print advertising revenues in March 2020. The remaining decrease in print advertising revenues is primarily due to changing market demands for print advertising.

Digital advertising decreased 4 percent in the third quarter. It increased 4 percent in the first nine months of fiscal 2020. While the Company saw increased programmatic revenues during the first 8 months of fiscal 2020, the Company estimates that cancellations and delays in digital advertising revenues due to the COVID-19 pandemic resulted in a $6.0 million adverse impact on digital advertising revenues in March 2020.

We expect that the ongoing economic impact of the COVID-19 pandemic will continue to reduce print and digital advertising revenues in the fourth quarter of fiscal 2020. While the impact of the COVID-19 pandemic on revenues in the fourth quarter of fiscal 2020 is not yet known, the Company expects the decline in revenues due to the COVID-19 pandemic to be greater in the fourth quarter than it was in the third quarter of fiscal 2020.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues decreased 10 percent in the third quarter and 8 percent in the first nine months of fiscal 2020. For the third quarter and first nine months of fiscal 2020, approximately 60 percent of the declines in subscription revenues were due to the portfolio changes detailed above. In addition, a trade book line of business was closed, which resulted in a $5.4 million decrease in subscription revenues in the first nine months of fiscal 2020. The remaining decreases in subscription revenues in the third quarter and first nine months of fiscal 2020 were due primarily to fulfillment of a larger percentage of subscriptions received directly by the Company, which tend to have lower subscription revenues and lower acquisition costs compared to subscriptions received from agents. Subscriptions received directly by the Company tend to have higher renewal rates. Affinity marketing revenues decreased in the third quarter and first nine months of fiscal 2020 primarily due to lower renewal rates as a result of a more stringent regulatory marketing environment and a shift in consumer demand to digital platforms. Licensing revenue increased in the third quarter of fiscal 2020 primarily due to an increase in royalties from Apple News+. Digital and other consumer driven revenue increased primarily due to increases in ecommerce revenues from direct product sales and lead generation referrals.

Other revenue increased 40 percent in the third quarter primarily due to increases in other custom publishing projects. For the first nine months of fiscal 2020, other revenue increased 43 percent primarily due to the delivery of episodes of a streaming program created for a third party.

Operating Costs and Expenses
In the third quarter of fiscal 2020, national media operating costs and expenses decreased by 12 percent primarily due to lower combined production, distribution, and paper costs of $18.5 million, a decline in non-payroll related editorial costs of $13.8 million, a decrease in restructuring costs, including severance and benefits, of $11.5 million, a reduction in employee related compensation costs of $10.1 million, and a reduction in depreciation and amortization expense of $9.0 million. These decreases are partially offset by the lack of a $10.0 million credit recorded to operating expenses in the prior-year third quarter related to an out-of-period adjustment recorded to correct the impact of coding errors on the Time Inc. opening balance sheet as discussed in Note 2 to the condensed consolidated financial statements.

For the first nine months of fiscal 2020, national media operating expenses decreased 11 percent primarily due to lower combined production, distribution, and paper costs of $54.4 million, a decrease in restructuring costs, including severance and benefits, of $45.9 million, a reduction in employee related compensation costs of $41.6 million, a decline in non-payroll editorial costs of $31.1 million, and a reduction in depreciation and amortization expense of $21.2 million. These decreases are partially offset by the lack of the $10.0 million out-of-period adjustment discussed above.

During the third quarter of fiscal 2020, performance-based compensation expenses declined by $2.4 million as compared to the prior-year period. The reduction in performance-based compensation expenses was primarily due to the reduction of revenues in the third quarter and the anticipated reduction of revenues in the fourth quarter of fiscal 2020 due to the impact of the COVID-19 pandemic. In addition, the Company estimates that the national media segment had an additional decline in operating costs and expenses in March 2020 of $3.7 million due to the impact of the COVID-19 pandemic for such items as reductions in video production costs, advertising revenue partner expenses, and travel and entertainment costs. These amounts are included in the above discussions of the declines in operation costs and expenses as compared to the prior-year periods in their appropriate categories. While the Company expects similar reductions in these types of national media operating costs and expenses in the fourth quarter of fiscal 2020, the Company is not yet able to estimate the impact the COVID-19 pandemic will have on operating costs and expenses of the national media segment in the fourth quarter of fiscal 2020.

Impairment of Goodwill and Other Long-lived Assets
In the third quarter of fiscal 2020, the national media segment recorded a non-cash impairment of goodwill of $252.7 million, a non-cash impairment of an operating lease asset and associated leasehold improvements and furniture and fixtures totaling $87.9 million, and a non-cash impairment of trademarks of $21.2 million. In addition, in the first quarter of fiscal 2020 the national media segment recorded a $5.2 million non-cash impairment of a trademark. The magnitude of the impairments of goodwill and other long-lived assets recorded in the third quarter of fiscal 2020 was unfavorably impacted by the recent volatility of the financial markets and the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic.

Operating Profit (Loss)
National media operations resulted in a $303.1 million loss in the third quarter of fiscal 2020 reflecting the $361.8 million non-cash impairment charges to reduce the carrying value of goodwill and other long-lived assets. Absent the impairment charges, national media operating profit would have been $58.7 million, an increase of 8 percent from the third quarter of fiscal 2019. National media operations resulted in a $174.5 million loss in the first nine-months of fiscal 2020 reflecting the $367.0 million non-cash impairment charges to reduce the carrying value of goodwill and other long-lived assets. Absent the impairment charges, national media operating profit would have been $192.5 million, an increase of 61 percent from the first nine months of fiscal 2019. The increases were primarily due to previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses partially offset by a reduction in revenues as discussed above.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2020	2019	Change
(In millions)
Advertising related
Non-political spot	$70.8	$79.9	(11)%
Political spot	10.5	0.7	n/m
Digital	4.4	3.7	19%
Third party sales	14.0	17.0	(18)%
Total advertising related	99.7	101.3	(2)%
Consumer related	92.2	84.7	9%
Other	3.3	2.4	38%
Total revenues	195.2	188.4	4%
Operating expenses
Costs and expenses	148.5	146.8	1%
Impairment of long-lived assets	22.3	—	n/m
Total operating expenses	170.8	146.8	16%
Operating profit	$24.4	$41.6	(41)%
Operating profit margin	12.5%	22.1%
n/m - Not meaningful

Nine months ended March 31,	2020	2019	Change
(In millions)
Advertising related
Non-political spot	$237.1	$242.4	(2)%
Political spot	17.5	102.6	(83)%
Digital	13.5	11.6	16%
Third party sales	66.7	69.7	(4)%
Total advertising related	334.8	426.3	(21)%
Consumer related	256.9	232.1	11%
Other	10.3	6.8	51%
Total revenues	602.0	665.2	(10)%
Operating expenses
Costs and expenses	462.1	449.5	3%
Impairment of long-lived assets	22.3	—	n/m
Total operating expenses	484.4	449.5	8%
Operating profit	$117.6	$215.7	(45)%
Operating profit margin	19.5%	32.4%
n/m - Not meaningful

Revenues
Local media revenues increased 4 percent in the third quarter and decreased 10 percent in the first nine months of fiscal 2020. Advertising related revenues declined 2 percent and 21 percent for these same periods. Political spot advertising revenues totaled $10.5 million in the third quarter and $17.5 million in the first nine months of the current fiscal year compared with $0.7 million in the prior-year third quarter and $102.6 million in the prior-year nine-month period. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns.

Non-political spot advertising revenues decreased 11 percent in the third quarter and 2 percent in the first nine months of fiscal 2020. Local non-political spot advertising revenues declined 13 percent in the third quarter and 4 percent in the first nine months of fiscal 2020. National non-political spot advertising revenues decreased 8 percent in the third quarter whereas it was flat in the first nine months of fiscal 2020. The Company estimates that cancellations and delays in non-political spot revenues due to the economic impacts of the COVID-19 pandemic resulted in a $6.5 million adverse impact on non-political spot revenues in March 2020.

Third party sales, which represent revenue generated through selling advertising space on third-party platforms, declined 18 percent in the third quarter and 4 percent in the first nine months of fiscal 2020 primarily due to decreased coverwrap and print insert sales. In addition, the Company estimates that cancellations and delays in third party sales due to the economic impacts of the COVID-19 pandemic resulted in a $1.0 million adverse impact on third party sales revenues in March 2020.

We anticipate that the ongoing economic impact of the COVID-19 pandemic will continue to reduce non-political spot and third party sales revenues in the fourth quarter of fiscal 2020. While the impact of the COVID-19 pandemic on revenues in the fourth quarter of fiscal 2020 is not yet known, the Company expects the decline in revenues due to the COVID-19 pandemic to be greater in the fourth quarter than it was in the third quarter of fiscal 2020.

Consumer related revenues represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts.

Operating Costs and Expenses
For the third quarter and first nine months of fiscal 2020, operating costs and expenses increased 1 percent and 3 percent, respectively, primarily due to higher programming fees paid to affiliated networks of $5.7 million and $21.3 million, respectively. For the third quarter of fiscal 2020, the increase was partially offset by reductions in third party acquisition costs of $1.8 million. For the first nine months of fiscal 2020, the increase was partially offset by reductions in selling expenses of $5.4 million and a reduction in performance-based compensation expenses of $1.5 million for the first nine months of fiscal 2020.

During the third quarter of fiscal 2020, performance-based compensation expenses declined $0.4 million as compared to the prior-year period. The reduction in performance-based compensation expenses was primarily due to the reduction of revenues in the third quarter and the anticipated reduction of revenues in the fourth quarter of fiscal 2020 due to the impact of the COVID-19 pandemic. Other than the reduction in performance-based compensation expenses and a reduction of $0.3 million in other expenses, the Company estimates that the COVID-19 pandemic did not have a significant impact on operating expenses of the local media segment for the third quarter and first nine months of fiscal 2020. In addition, the Company is not anticipating that the COVID-19 pandemic will have a significant impact on operating expenses of the local media segment in the fourth quarter of fiscal 2020.

Impairment of Long-lived Assets
In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $22.3 million to reduce the value of one of the local media segment's FCC licenses.

Operating Profit
Local media operating profit decreased 41 percent in the third quarter of fiscal 2020 primarily due to the non-cash impairment charge of $22.3 million and the $7.5 million reduction in revenues due to the impact of the COVID-19 pandemic. These decreases were partially offset by a $9.8 million increase in political advertising revenues due to the cyclical nature of political advertising. Local media operating profit decreased 45 percent in the first nine months of fiscal 2020 primarily due to lower political advertising revenues of $85.1 million and the non-cash impairment charge of $22.3 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2020	2019	Change
(In millions)
Three months ended March 31,	$15.3	$20.5	(25)%
Nine months ended March 31,	60.3	71.8	(16)%

Unallocated corporate expenses decreased 25 percent in third quarter of fiscal 2020 primarily due to reductions in performance-based compensation expenses of $7.4 million and lower medical expenses of $5.5 million partially offset by a reduction in allocations to the operating segments and increases in other miscellaneous business expenses. Unallocated corporate expenses decreased 16 percent in first nine months of fiscal 2020 as a decrease in employee compensation costs of $11.9 million and reductions in performance-based compensation expenses of $11.7 million were partially offset by a reduction in allocations to the operating segments and increases in other miscellaneous business expenses.

Of the $7.4 million reduction in performance-based compensation expenses in the third quarter of fiscal 2020, the Company estimates that $4.4 million of that reduction was due to the impact of the COVID-19 pandemic on revenues and operating results of the Company. Other than the reduction in performance-based compensation expenses and a reduction of $0.3 million in other expenses, the Company estimates that the COVID-19 pandemic did not have a significant impact on unallocated corporate operating expenses during the third quarter and first nine months of fiscal 2020. In addition, the Company is not anticipating that the COVID-19 pandemic will have a significant impact on unallocated corporate operating expenses in the fourth quarter of fiscal 2020.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended March 31,	2020	2019	Change
(In millions)
Production, distribution, and editorial	$257.4	$286.5	(10)%
Selling, general, and administrative	294.2	309.7	(5)%
Acquisition, disposition, and restructuring related activities	6.5	16.8	(61)%
Depreciation and amortization	53.5	61.5	(13)%
Impairment of goodwill and other long-lived assets	384.1	—	n/m
Operating expenses	$995.7	$674.5	48%
n/m - Not meaningful

Nine months ended March 31,	2020	2019	Change
(In millions)
Production, distribution, and editorial	$811.2	$881.5	(8)%
Selling, general, and administrative	963.4	1,006.0	(4)%
Acquisition, disposition, and restructuring related activities	20.1	61.6	(67)%
Depreciation and amortization	170.6	190.3	(10)%
Impairment of goodwill and other long-lived assets	389.3	—	n/m
Operating expenses	$2,354.6	$2,139.4	10%
n/m - Not meaningful

Fiscal 2020 third quarter production, distribution, and editorial costs decreased 10 percent primarily due to lower combined production, distribution, and paper costs of $18.5 million and a decline in non-payroll related editorial costs of $13.8 million partially offset by an increase in programming fees paid to affiliated networks of $5.7 million. For the first nine months of fiscal 2020, production, distribution, and editorial costs decreased 8 percent primarily due to lower combined production, distribution, and paper costs of $54.4 million and a decline in non-payroll related editorial costs of $31.1 million partially offset by an increase in programming fees paid to affiliated networks of $21.3 million.

Selling, general, and administrative expenses decreased 5 percent in the third quarter primarily due to a reduction in performance-based compensation expenses of $9.9 million and lower employee compensation costs of $8.4 million. For the first nine months of fiscal 2020, selling, general, and administrative expenses declined 4 percent primarily due to a reduction in employee compensation costs of $45.5 million and decreases in performance-based compensation expenses of $15.0 million. For both the third quarter and first nine months of fiscal 2020, these decreases are partially offset by the lack of a $10.0 million credit recorded to operating expenses in the prior-year third quarter related to an out-of-period adjustment recorded to correct the impact of coding errors on the Time Inc. opening balance sheet as discussed in Note 2 to the condensed consolidated financial statements.

Fiscal 2020 third quarter acquisition, disposition, and restructuring related activities expense declined by 61 percent primarily due to reductions in severance and related benefit costs of $8.2 million and integration and exit costs of $4.3 million. The first nine months of fiscal 2020 acquisition, disposition, and restructuring related activities expense declined by 67 percent primarily due to reductions in severance and related benefit costs of $28.5 million and integration and exit costs of $17.6 million.

Depreciation and amortization expense decreased 13 percent in the third quarter and 10 percent in the first nine months of fiscal 2020 primarily due to reductions in depreciation expense in our national media segment.

The Company recorded a non-cash impairment charge of $252.7 million in the third quarter of fiscal 2020 to reduce the carrying value of the national media segment's goodwill. In addition, in the third quarter of fiscal 2020, the Company recorded non-cash impairment charges of $22.3 million to reduce the value of one of the local media segment's FCC licenses and $21.2 million to reduce the value of the national media segment's trademarks. The magnitude of the impairments of goodwill and other long-lived assets recorded in the third quarter of fiscal 2020 were unfavorably impacted by the recent volatility of the financial markets and the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic. The Company also recorded a non-cash impairment charge of $5.2 million in the first quarter of fiscal 2020 to reduce the value of one of the national media segment's trademarks.

Income (Loss) from Operations
The third quarter of fiscal 2020 loss from operations was of $294.0 million, reflecting the non-cash impairment charges of $384.1 million. Absent these impairment charges, third quarter of fiscal 2020 income from operations would have been $90.1 million, an increase of 19 percent from the third quarter of fiscal 2019. The first nine months of fiscal 2020 loss from operations was of $117.2 million, reflecting the non-cash impairment charges of $389.3 million. Absent these impairment charges, first nine months of fiscal 2020 income from operations would have been $272.1 million, an increase of 3 percent from first nine months of the prior year. These increases reflect previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses partially offset by a reduction in revenues.

Non-operating Income (Expense), net
The third quarter of fiscal 2020 non-operating expense, net related primarily to an $4.1 million pension settlement charge. The third quarter of fiscal 2019 non-operating income, net related primarily to our pension and other postretirement plans benefit credit. For the first nine months of fiscal 2020, non-operating expense, net related primarily to an $12.9 million pension settlement charges mostly offset by a $8.0 million credit for the release of a lease guarantee. First nine months of fiscal 2019 non-operating income, net related primarily to our pension and other postretirement plans benefit credit and a gain on the sale of the Company's 30 percent interest in Charleston Tennis LLC, which was sold in September 2018.

Interest Expense, net
Net interest expense decreased to $36.6 million in the fiscal 2020 third quarter compared with $38.6 million in the prior-year third quarter. For the nine months ended March 31, 2020, net interest expense was $112.4 million versus $131.1 million in the first nine months of fiscal 2019. Average long-term debt outstanding was $2.4 billion in the third quarter of fiscal 2020 and for the nine-month period compared with $2.5 billion in the prior-year third quarter and $2.8 billion in the prior-year nine-month period. The Company's approximate weighted average interest rate was 6.3 percent in the first nine months of fiscal 2020 compared to 7.2 percent for the first nine months of fiscal 2019. For the three months ended March 31, 2020 and 2019, $0.1 million and $2.7 million, respectively, and for the nine months ended March 31, 2020 and 2019, $2.1 million and $18.4 million, respectively, of interest expense was allocated to discontinued operations and was included in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

Income Taxes
For the third quarter and first nine months of fiscal 2020, Meredith recorded a tax benefit on the loss from continuing operations of $43.6 million and $15.4 million, respectively. This compares to tax expense recorded by the Company of $12.7 million and $17.0 million for the third quarter and first nine months of fiscal 2019, respectively.

The tax benefit in the third quarter and first nine months of fiscal 2020 is primarily due to the tax effect of the impairment charge for national media goodwill. In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge.

During the second quarter of fiscal 2019, the Company engaged in a restructuring of its international operations for U.S. tax purposes, triggering deductions that resulted in a $23.5 million permanent U.S. tax benefit, which decreased income tax expense in the second quarter and first nine months of fiscal 2019.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Common Share from Continuing Operations
The loss from continuing operations was $289.4 million ($6.76 per diluted share) in the quarter ended March 31, 2020 compared to earnings from continuing operations of $28.4 million ($0.20 per diluted share) in the prior-year third quarter. For the nine months ended March 31, 2020, the loss from continuing operations were $215.2 million ($6.01 per diluted share), compared to earnings from continuing operations in the prior-year nine months of $132.7 million ($1.63 per diluted share). The current year losses reflect the non-cash impairment charges of $384.1 million ($323.7 million after tax) recorded in the third quarter and $389.3 million ($327.6 million after tax) recorded in the first nine months of fiscal 2020. Absent these impairment charges, third quarter of fiscal 2020 earnings from continuing operations would have been $34.3 million, an increase of 21 percent from the third quarter of fiscal 2019. The increase reflects previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses partially offset by a reduction in revenues. Absent these impairment charges, first nine months of fiscal 2020 earnings from continuing operations would have been $112.4 million, a decrease of 15 percent from first nine months of the prior year. This decrease is primarily due to lower political advertising revenues partially offset by ongoing cost-savings.

Gain (Loss) from Discontinued Operations, Net of Income Taxes
Gain (loss) from discontinued operations represents the results of operations and gain/loss on the sales, net of income taxes, of the properties that were held-for-sale during the nine months ended March 31, 2020 and 2019. The revenue and expenses of FanSided, a Sports Illustrated brand marketed separately from Sports Illustrated, and the Company's investment in Xumo were sold in the third quarter of fiscal 2020, as well as the revenues and expenses of Sports Illustrated and Viant, which were sold in the second quarter of fiscal 2020, and the revenues and expenses of the TIME and Fortune brands, which were sold in the second quarter of fiscal 2019, were included in gain (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Earnings (Loss) for the periods prior to their sales.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Earnings (Loss) titled gain (loss) from discontinued operations, net of income taxes, for the three and nine months ended March 31, 2020 and 2019, as follows:

	Three Months		Nine Months
Periods ended March 31,	2020	2019	2020	2019
(In millions except per share data)
Revenues	$1.3	$69.6	$112.1	$321.5
Costs and expenses	(1.0)	(74.9)	(108.6)	(300.8)
Impairment of goodwill	—	—	(16.0)	—
Interest expense	(0.1)	(2.7)	(2.1)	(18.4)
Gain on disposal	9.3	0.4	12.3	0.4
Earnings (loss) before income taxes	9.5	(7.6)	(2.3)	2.7
Income tax benefit (expense)	(4.5)	2.9	(23.0)	(76.1)
Gain (loss) from discontinued operations, net of income taxes	$5.0	$(4.7)	$(25.3)	$(73.4)
Gain (loss) per share from discontinued operations
Basic	$0.11	$(0.10)	$(0.56)	$(1.63)
Diluted	0.11	(0.10)	(0.56)	(1.61)

Net Earnings (Loss) and Earnings (Loss) per Common Share
The net loss was $284.4 million ($6.65 per diluted common share) in the quarter ended March 31, 2020, compared to net earnings of $23.7 million in the prior-year third quarter. For the nine months ended March 31, 2019, the net loss was $240.5 million ($6.57 per diluted common share) compared to prior-year nine months net earnings of $59.3 million. Primarily due to the effects of preferred stock participating dividends, the Company had earnings attributable to common shareholders of $4.7 million ($0.10 per diluted common share) for the third quarter of fiscal 2019 and $1.1 million ($0.02 per diluted common share) for the first nine months of fiscal 2019. The current year losses reflect the non-cash impairment charges of $384.1 million ($323.7 million after tax) recorded in the third quarter and $389.3 million ($327.6 million after tax) recorded in the first nine months of fiscal 2020. Absent these impairment charges, third quarter fiscal 2020 net earnings would have been $39.3 million, an increase of 66 percent from the third quarter of fiscal 2019 and the first nine months of fiscal 2020 net earnings would have been $87.1 million, an increase of 47 percent from first nine months of the prior year. These increases reflect previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses and smaller losses on discontinued operations partially offset by a reduction in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2020	2019	Change
(In millions)
Net earnings (loss)	$(240.5)	$59.3	n/m
Cash flows provided by operating activities	$183.0	$152.5	20%
Net cash provided by investing activities	10.5	302.0	(97)%
Net cash used in financing activities	(129.5)	(842.3)	(85)%
Effect of exchange rate changes	(0.5)	(0.8)	(38)%
Change in cash in assets held-for-sale	(5.1)	3.5	n/m
Net increase (decrease) in cash and cash equivalents	$58.4	$(385.1)	n/m
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2020, we had $311.9 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $58.4 million in the first nine months of fiscal 2020 compared to a decrease of $385.1 million in the first nine months of fiscal 2019.

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

Cash provided by operating activities totaled $183.0 million in the first nine months of fiscal 2020 compared to $152.5 million in the first nine months of fiscal 2019. The increase in cash flow was the result of reduced payments for severance and integration costs.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $10.5 million in the first nine months of fiscal 2020, compared to $302.0 million in the prior-year period. The decrease in cash flow related to investing activities was a result of a decrease in proceeds from sales of assets and businesses, and increased asset acquisitions and capital expenditures.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock.

Net cash used in financing activities was $129.5 million in the nine months ended March 31, 2020, as compared to $842.3 million in the prior-year period. The decrease in cash flows used in financing activities was primarily due to a net $696.9 million of debt repayments and a $19.3 million contingent consideration payment in the first nine months of fiscal 2019.

Long-term Debt
At March 31, 2020, long-term debt outstanding totaled $2.4 billion. The balance consisted of $1.1 billion under a variable-rate credit facility that includes a secured term loan (Term Loan B) and a revolving credit facility, and $1.3 billion in fixed rate 2026 Senior Notes.

The variable-rate credit facility includes the Term Loan B with an initial $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On March 31, 2020, there were $35.0 million of borrowings outstanding under the revolving credit facility bearing an interest rate of 5.25 percent. There were $3.1 million of standby letters of credit issued under the revolving credit facility resulting in availability of $311.9 million at March 31, 2020. The Term Loan B matures in 2025 at which time the remaining principal and interest are due and payable. At the beginning of the fiscal year, the interest rate under the Term Loan B was based on London Interbank Offered Rate (LIBOR) plus a spread of 2.75 percent. On February 19, 2020, the Company repriced the Term Loan B and a new interest rate of LIBOR plus a spread of 2.50 percent became effective from the date of the repricing until maturity. If the Company's leverage ratio drops to or below 2.25 to 1, the spread will decrease to 2.25 percent for so long as the Company maintains a leverage ratio equal to or less than 2.25 to 1.

The Term Loan B bore interest at a rate of 3.49 percent at March 31, 2020. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes with an initial $1.4 billion of aggregate principal mature in 2026 and have an interest rate of 6.875 percent per annum. The remaining outstanding principal is due at the final maturity date.

Our credit agreement includes a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at March 31, 2020, as we did not reach the specified utilization level on the revolving credit line.

The credit agreement governing the Term Loan B and the revolving credit facility (Credit Agreement) and the indenture governing 2026 Senior Notes (Indenture) contain customary restrictions on the Company's ability to pay dividends and distributions on, or the repurchase or other repayment of, its Series A preferred stock, class B stock and common stock. The Indenture and Credit Agreement provide certain exceptions to the foregoing restriction, including a basket that grows over time based on cumulative earnings before interest expense, income taxes, depreciation, and amortization (EBITDA) generated since January 1, 2018 (which is only available if the Company's leverage ratio does not exceed 3.5 to 1), and a fixed dollar basket that is available regardless of leverage.

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

During the first three years after issuance Meredith may, at its option, subject to the terms of the preferred stock, redeem all or a portion of the Series A preferred stock in cash during such three-year period, if Meredith declares as a dividend and pays a redemption premium in cash as provided in the Statement of Designation of Series A preferred stock at an amount equal to 6 percent of the Accrued Stated Value of the Series A preferred stock as of the redemption date plus an amount, if any, equal to dividends to the third year present valued at a discount rate based on U.S. Treasury notes with a maturity closest to the date that is three years after the issuance date, plus 50 basis points. The Accrued Stated Value is an amount equal to: (i) the Stated Value ($1,000 multiplied by the number of shares of Series A preferred stock outstanding); plus (ii) any accrued and unpaid dividends thereof (including any accumulated dividends).

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

In connection with any partial redemption by Meredith, Meredith may not redeem Series A preferred stock in an amount less than $50 million of the Accrued Stated Value of the Series A preferred stock. If Meredith redeems Series A preferred stock at a time when less than $100 million of the Accrued Stated Value of the Series A preferred stock is remaining outstanding, Meredith must redeem the full amount.

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

As provided in the Statement of Designation of Series A Preferred Stock (the Statement of Designation), certain actions by the Company require the affirmative approval of the majority holder of the Series A preferred stock. If the Market Capitalization Ratio (as defined in the Statement of Designation) would be less than 2.0 or the Maximum Fixed Obligations Ratio (as defined in the Statement of Designation) would be greater than 4.0 as of the applicable measurement date, the Company is not allowed to pay dividends on common stock and class B stock without the affirmative approval of the majority holder of the Series A preferred stock. As of March 31, 2020, the Market Capitalization Ratio was less than 2.0. In addition, without the affirmative approval of the majority holder of the Series A preferred stock, the Company may not incur any indebtedness other than (A) any such indebtedness that existed on January 31, 2018, (which includes the Term Loan B and 2026 Senior Notes), (B) any indebtedness to refinance any indebtedness, that existed on the January 31, 2018, so long as such refinancing debt is (1) scheduled to mature no earlier than the indebtedness being refinanced and (2) is in an aggregate principal amount that either (x) is equal to or less than the aggregate principal amount of the then-outstanding indebtedness being refinanced (including fees and expenses related thereto) or (y) results in a Maximum Fixed Obligations Ratio (as defined in the Statement of Designation) of not greater than 4.0, (C) capital leases or other trade payables arising in the ordinary course of business, (D) any such indebtedness, the proceeds of which are used solely to redeem in whole all of the then-outstanding shares of Series A Preferred Stock, or (E) any indebtedness incurred from time to time after January 31, 2018, under the revolving credit facility provided for in its credit agreement.

Contractual Obligations
As of March 31, 2020, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2019.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $4.7 million in the first nine months of fiscal 2020 to repurchase 120,000 shares of common stock at then-current market prices. We spent $9.1 million to repurchase 172,000 shares in the first nine months of fiscal 2019. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 120,000 shares of common stock purchased during the first nine months of the current fiscal year, 26,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2020, $46.6 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2020.

Dividends
Dividends paid in the first nine months of fiscal 2020 on common and class B stock totaled $83.0 million, or $1.745 per share, compared with dividend payments of $78.9 million, or $1.665 per share, in the first nine months of fiscal 2019. Dividends paid in the first nine months of fiscal 2020 on Series A preferred stock totaled $42.5 million, or $65.40 per share compared to $42.0 million or $64.46 per share in the first nine months of fiscal 2019. In April 2020, the Company announced that in response to uncertainties surrounding the COVID-19 pandemic, the Company has paused its common and class B stock dividends. The Board remains committed to paying a dividend in the future when circumstances permit, and will consider three factors, among others, when evaluating the Company's dividend policy going forward: seeing a path to economic recovery, and in particular the advertising market recovery; and evaluating the Company's cash flow needs to support future growth and ensuring compliance with terms of the Company's debt agreements and preferred stock.

Capital Expenditures
Investment in property, plant, and equipment totaled $45.6 million in the first nine months of fiscal 2020 compared with prior-year first nine months' investment of $28.6 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements. In April 2020, the Company announced that in response to uncertainties surrounding the COVID-19 pandemic, the Company anticipates making significant reductions in capital expenditures in the near term.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Guarantor Financial Information
The 2026 Senior Notes are general unsecured senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint, and several basis, by the combined “Guarantor Subsidiaries.” The other subsidiaries (the Non-Guarantor Subsidiaries) of the Company do not guarantee the 2026 Senior Notes. Under the terms of the indenture governing the 2026 Senior Notes, Meredith Corporation and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the 2026 Senior Notes.

The following summarized financial information presents summarized balance sheet information as of March 31, 2020 and June 30, 2019, and summarized statement of loss information for the nine months ended March 31, 2020 for Meredith Corporation (Parent Issuer) and Guarantor Subsidiaries on a combined basis.

Summarized Balance Sheet	March 31, 2020	June 30, 2019
(In millions)
Assets
Current assets	$929.7	$1,209.5
Intercompany receivable due from non-guarantor subsidiaries	1,367.0	1,233.5
Intangible assets, net	1,666.0	1,808.8
Goodwill	1,691.9	1,954.4
Other assets	1,109.7	813.0

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities	770.0	1,180.4
Intercompany payable due to non-guarantor subsidiaries	1,370.3	1,039.0
Long-term debt	2,337.2	2,333.3
Other liabilities	1,374.9	999.2
Redeemable preferred stock	553.8	540.2

Summarized Statement of Loss	Nine Months Ended March 31, 2020
(In millions)
Revenues	$2,187.7
Total operating expenses	2,382.8
Loss from continuing operations	(264.0)
Net loss	$(272.7)

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2019. As of March 31, 2020, the Company's critical accounting policies had not changed from June 30, 2019.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At March 31, 2020, goodwill and intangible assets totaled $3.4 billion with $2.6 billion in the national media segment and $0.8 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by COVID-19 required an interim evaluation of goodwill at March 31, 2020. The impairment test determined the carrying value of goodwill exceeded its estimated fair value. As a result, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill in the national media segment in the third quarter of fiscal 2020. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge. In addition, during the third quarter of fiscal 2020, the Company experienced revenue declines, primarily related to advertising, as advertisers faced economic challenges caused by the COVID-19 pandemic. These declines caused the Company to revise forecasts and to determine that it had a triggering event to test the value of intangible assets not subject to amortization for impairment as of March 31, 2020. As a result, the national media segment recorded a non-cash impairment charge of $21.2 million to partially impair national media segment trademarks. In addition, the local media segment recorded a non-cash impairment charge of $22.3 million to partially impair one of its FCC licenses.

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

There were no other new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2020. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first nine months of fiscal 2020 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, the impact of the COVID-19 pandemic on the Company, its customers and its suppliers; downturns in global, national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and risks associated with the Company's acquisition of Time Inc., including the Company's ability to comply with the terms of the debt and equity financings. Additional risks and uncertainties are described in Meredith's Form 10-K for the year ended June 30, 2019, and in Item 1A-Risk Factors of this Form 10-Q, which include a more complete description of the risk factors that may affect our results. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10-K for the year ended June 30, 2019, for a more complete discussion of these risks. In addition, uncertainty with respect to the economic effects of the COVID-19 pandemic have introduced significant volatility in the financial markets, and the effects of this volatility could impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and operating results, see Item 1A - Risk Factors in this Form 10-Q.

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At March 31, 2020, Meredith had $1.3 billion outstanding in fixed rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have changed the fair value of the fixed-rate debt by $50.9 million at March 31, 2020.

At March 31, 2020, $1.1 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $11.0 million.

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

Other than as described above, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, office-based employees began working from home on March 16, 2020. Management has taken measures to ensure that the Company’s internal control over financial reporting was unchanged during this period. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

Our business faces many risks and uncertainties that we cannot control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks set forth below and in Item 1A. Risk Factors in our Form 10-K, together with the other information contained in our other filings with the SEC, in connection with evaluating the Company and our business. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

The effects of the recent outbreak of the novel coronavirus pandemic have had and may continue to have an adverse impact on our business, financial condition, operations, and prospects.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to many countries worldwide, including the United States. Our business, financial condition, operations, and prospects have been and may continue to be adversely affected by the COVID-19 pandemic, which has adversely impacted our advertising and marketing partners, consumers, and the markets in which we operate.

The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and travel restrictions, among other effects that could negatively impact productivity and disrupt our operations and those of our advertising and marketing partners, suppliers, manufacturers, and distributors. We have implemented a work-from-home policy for most of our employees, all of our national media content is currently being produced remotely, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our employees and shareholders.

While the ultimate potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, to date the pandemic has resulted in, and may continue to result in significant disruption of aspects of our business. For example, we have experienced advertising cancellations and delays across our business, resulting in an adverse impact on our revenues. In addition, we may experience unfavorable impacts on our operations as a result of COVID-19, including, but not limited to the following:

•
We may in the future experience significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from one or more of our products; if prolonged, such impacts may further increase the difficulty of planning for operations and may negatively impact our results;

•
We may in the future experience significant reductions in the availability of one or more of our products as a result of retailers or shippers modifying restocking, fulfillment, and shipping practices;

•
We may in the future be unable to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or finished product components, transportation resources, workforce availability, or other manufacturing and distribution capability;

•
We may in the future be unable to effectively manage evolving health and welfare strategies, including but not limited to ongoing or not yet fully known costs related to operational adjustments to ensure continued employee and consumer safety and adherence to health guidelines as they are modified and supplemented;

•
We may in the future be impacted by the failure of third parties on which we rely, including those third parties who print our magazines, supply necessary operating materials, distributors, contractors, commercial banks and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may negatively impact our operations; and

•
We may in the future be impacted by significant changes in the political conditions in markets in which we sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could negatively impact our results.

As a result of the impact of the COVID-19 pandemic on our business to date and the continuing uncertainty related to the COVID-19 pandemic, we have paused our common and class B stock dividends, implemented a series of operational cost-control measures, including reductions in Board of Director fees and employee and executive salaries, and are taking steps to significantly reduce capital expenditures and optimize working capital. We may need to take further actions to ensure the continuity of our business. In addition, due to market volatility and material declines in equity prices, we recorded material non-cash impairment charges related to certain indefinite-lived intangible assets, including goodwill, trademarks, and FCC broadcast licenses.

The COVID-19 pandemic has resulted in significant disruption of global financial markets, which could negatively affect our access to capital and our liquidity. Our revolving credit facility includes a leverage covenant that applies only if we have utilized more than $105 million of the revolving credit line, which is tested at each quarter end. The leverage covenant did not apply at March 31, 2020, as we did not utilize more than $105 million as of such date. If we were unable to comply with the leverage covenant (if it were to be tested), it would limit our utilization of the revolving credit line to $105 million.

Moreover, if we utilize more than $105 million of the revolver at any quarter end, the COVID-19 pandemic could have a materially adverse impact on our revenues and other operating results and cause a subsequent breach of the leverage covenant if we were unable to decrease our utilization to $105 million by quarter end. If we are unable to comply with the leverage covenant when tested, or obtain modifications or waivers to such covenants from the lenders under the revolving credit facility prior to any such breach, the lenders under the revolving credit facility could accelerate the outstanding revolving loans, which could trigger events of defaults under our term loans and under the indenture governing our notes. Such an event of default would allow the term loan lenders and holders of the notes to declare the outstanding debt thereunder to be immediately due and payable.

The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financial condition, operations, prospects, or the global economy as a whole.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2020.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
January 1 to January 31, 2020	7,041	$32.25	7,041	$46.9
February 1 to February 28, 2020	9,954	32.38	9,954	46.6
March 1 to March 31, 2020	—	—	—	46.6
Total	16,995		16,995

1
The number of shares purchased includes 7,041 shares in January and 9,954 shares in February delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

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

10.1
Amendment No. 2 to Credit Agreement, dated as of February 19, 2020, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent and collateral agent.

	10.2	Amendment to employment agreement between Meredith Corporation and Thomas Harty effective May 4, 2020.

	10.3	Amendment to employment agreement between Meredith Corporation and John Zieser effective May 4, 2020.

	10.4	Amendment to employment agreement between Meredith Corporation and Patrick McCreery effective May 4, 2020.

	10.5	Amendment to employment agreement between Meredith Corporation and Jason Frierott effective May 4, 2020.

	10.6	Employment Agreement with Jason Frierott (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by Meredith Corporation on February 27, 2020)

10.7
Amended and restated severance agreement between Meredith Corporation and Jason Frierott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Meredith Corporation on April 2, 2020)

10.8
Separation agreement and general release between Meredith Corporation and Joseph H. Ceryanec (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Meredith Corporation on April 2, 2020)

	22	List of Guarantor Subsidiaries

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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

MEREDITH CORPORATION
Registrant

/s/ Jason Frierott
Jason Frierott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 19, 2020