Form 10-Q/A
period 2020-03-31
MEREDITH CORP
filed 2020-06-08
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Meredith Corporation (Meredith or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Amended Form 10-Q), which was originally filed with the Securities and Exchange Commission (SEC) on May 19, 2020 (Original Form 10-Q), solely to add this Explanatory Note, which was inadvertently omitted from the Original Form 10‑Q, to disclose that the Company had filed the Original Form 10‑Q after the May 11, 2020, deadline applicable to the Company for the filing in reliance upon the SEC's Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 dated March 25, 2020) (the Order), which provides conditional relief to public companies that are unable to timely comply with a filing deadline due to circumstances related to the novel coronavirus (COVID-19) pandemic.

On May 11, 2020, the Company filed a Current Report on Form 8‑K (the Form 8‑K) to indicate its intention to rely on the Order for such extension. Specifically, the Company disclosed that due to the impact of the COVID-19 pandemic, the filing of its Original Form 10‑Q for the quarter ended March 31, 2020, would be delayed. The COVID-19 crisis created an extremely challenging business environment, including significant advertising campaign cancellations and delays which negatively impacted projections of future income. Additionally, there were material declines in the Company's equity prices. As a result, at March 31, 2020, the Company determined that certain of its long-lived assets, including goodwill, should be tested for impairment. This testing required additional time to perform and review, which in turn delayed the completion of the Original Form 10-Q.

This Amendment does not change the previously reported financial statements or, except as expressly described in the prior paragraphs, any of the other disclosures contained in the Original Form 10-Q. This Amended Form 10-Q does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update those disclosures therein in any way. Accordingly, this Amended Form 10-Q should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

PART II	OTHER INFORMATION

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Jason Frierott
Jason Frierott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 8, 2020

4