Form 10-K
period 2020-06-30
MEREDITH CORP
filed 2020-08-27
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2020
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
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑  Yes ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☑  No
The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2019, (the last business day of the most recently completed second fiscal quarter) was approximately $1.3 billion based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2020
Common shares	40,338,808
Class B shares	5,084,423
Total common and class B shares	45,423,231

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on
 November 11, 2020, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	4
	Local Media	7
	Information about our Executive Officers	11
	Employees	12
	Other	12
	Available Information	12
	Forward-Looking Statements	13
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	26

	Part II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and
	Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	132

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	132
Item 11.	Executive Compensation	133
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	133
Item 13.	Certain Relationships and Related Transactions, and Director Independence	133
Item 14.	Principal Accountant Fees and Services	133

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	134
Item 16.	Form 10-K Summary	139
Signatures		140

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation has been committed to service journalism since its inception in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes & Gardens. The Company entered the television broadcasting business in 1948. Today Meredith uses multiple media platforms—including print, digital, mobile, video, and broadcast television—to provide consumers with content they desire and to deliver the messages of our advertising and marketing partners. Nationally, Meredith serves more than 190 million unduplicated American consumers, including 120 million women and 90 percent of United States (U.S.) millennial women. Meredith’s broadcast television stations reach 11 percent of U.S. households.

The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: national media and local media. Our national media segment includes leading national consumer media brands delivered via multiple media platforms, including print magazines, digital and mobile media, brand licensing activities, database-related activities, affinity marketing, and business-to-business marketing products and services. Our focus is on the entertainment, food, lifestyle, parenting, and home categories, which include brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living among others. In addition to subscription magazines, in fiscal 2020, we published over 300 special interest publications. Most of our brands are also available as digital editions on one or more of the major digital newsstands and on major tablet devices. The national media segment’s extensive digital presence consists of 50 websites and applications (apps). The national media segment also includes brand licensing activities, affinity marketing, third-party marketing, an extensive consumer database, and other related operations.

Our local media segment consists of 17 television stations located across the U.S. concentrated in fast-growing markets with related digital and mobile media assets. The television stations include seven CBS affiliates, five FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, one ABC affiliate, and two independent stations. Local media’s digital presence includes 12 websites and 12 apps focused on news, sports, and weather-related information. In addition, the local media segment sells geographically and demographically targeted advertising programs to third parties.

Financial information about industry segments can be found in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data under Note 19.

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

BUSINESS DEVELOPMENTS

In September 2019, Meredith acquired magazines.com, a website that promotes, markets, and sells print and electronic magazine subscriptions.

In October 2019, the second step in a two-step process to sell the Sports Illustrated brand was completed. After this second step, the Company ceased publication activities associated with this brand. Also, in October 2019, Meredith closed the sale of the Money brand, and Meredith sold its investment in Viant to Viant’s founders. In January 2020, Meredith closed on the sale of the FanSided brand, and in February 2020, Meredith sold its investment in Xumo. These fiscal 2020 sales marked the completion of all sales of the brands designated as assets-held-for-sale after Meredith acquired Time Inc. (Time) in fiscal 2018.

In October 2019, Meredith completed the acquisition of Stop, Breathe & Think, an emotional wellness platform intended to build the emotional strength of its users. The platform was named one of Amazon Alexa’s Top 10 Skills of 2019. In spring 2020, the platform was renamed MyLife.

Allrecipes, America’s largest digital food media brand, experienced record digital traffic for the Thanksgiving holiday. The site recorded 50.4 million visits during Thanksgiving week (Friday-Thursday, November 22-28, 2019), an increase of 6.4 percent over the prior-year period. In December 2019, Allrecipes reached an all-time monthly high of 60.3 million unique visitors.

In December 2019, Meredith extended its licensing agreement with Walmart Inc. (Walmart) through mid-2024. This program features more than 3,000 SKUs of Better Homes & Gardens branded products at 4,000 Walmart stores across the U.S. and on Walmart.com.

During fiscal 2020, Meredith launched new partnerships to create quarterly premium subscription magazines. Reveal, a lifestyle magazine with home at the core with Drew and Jonathan Scott from the hit show Property Brothers launched in January 2020 and Sweet July, an extension of the lifestyle brand of New York Times bestselling author, restaurateur, chef, television host, and producer, Aeysha Curry, launched in May 2020.

As a result of strong consumer demand and success on the newsstand, Meredith re-launched subscriptions to Coastal Living and Cooking Light with their Winter 2020 issues. Both titles’ subscription models had been discontinued in previous years and were most recently newsstand only titles.

During fiscal 2020, Meredith redesigned and reimagined certain print brands. In January 2020, Meredith re-designed Rachael Ray’s magazine with a fresh look and format under the new name Rachael Ray In Season. The quarterly newsstand only title featured upgraded paper stock, bolder photography, and new editorial sections and insider contributors. The April 2020 issue of Food & Wine featured upgraded paper and a larger trim size to reflect an increasing print audience.

In April 2020, the Company expanded the Meredith Sales Guarantee with its new Meredith Audience Action Guarantee (MAAG). The Meredith Sales Guarantee guaranteed advertisers a specified reach. The MAAG guarantees that a specific number of readers will take action as a result of seeing a brand campaign in Meredith magazines.

In April 2020, Meredith launched a television show based on the Southern Living brand, which is airing in all 12 of Meredith’s local media markets.

COVID-19 Pandemic

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to nearly all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. In the face of unprecedented business conditions caused by the COVID-19 pandemic, we looked to our values and long-term strategy to guide us, while leveraging our agility to quickly adapt to changing business conditions.

As we focus on managing our business and operations in response to the COVID-19 pandemic, the health and well-being of our employees, our vendors, our customers, and the communities in which we operate are our top priorities. We are taking measures to adhere to all regulations and guidelines from government and health agency authorities related to the containment of COVID-19 and to implement emerging health and safety best practices, including:

•	Implementing a careful, phased reopening of our offices and television broadcast stations where permitted by local regulations.

•	Providing masks and other personal protective equipment for those employees who have returned to work at our offices and television broadcast stations.

•	Ensuring proper distancing or barriers between workstations and requiring masks and social distancing in common areas.

•	Increasing the frequency and intensity of janitorial cleaning and adding sanitizing stations, public cleaning supplies, and signage throughout the worksite.

•	Educating returning team members about disease prevention, including hygiene and cleaning, through required video and online training.

•	Launching an online daily worksite entry questionnaire that must be completed prior to entry to a worksite.

•	Implementing a work-from-home policy for most staff positions and suspending non-critical business travel.

•	Devoting resources to assisting employees diagnosed with COVID-19 and implementing immediate contact tracing and support to other potential close contact employees.

As we continue to navigate through the pandemic, we have taken significant steps to secure our liquidity position to provide financial flexibility, including:

•
Raising $710 million of new secured debt and using the proceeds, along with existing cash on hand, to redeem all outstanding shares of our perpetual convertible redeemable non-voting Series A preferred stock (Series A preferred stock).

•	Repaying the $35 million outstanding balance under our revolving line of credit.

•
Amending our revolving line of credit facility providing for a “Covenant Relief Period” through March 31, 2022, during which the Company will have greater access to borrowings under the facility by increasing the consolidated net leverage ratio financial covenant initially from 4.25x to 6.0x before stepping down in several increments to 5.0x. The financial covenant only applies when Meredith’s borrowings under the facility exceed 30 percent of the amount available under the facility.

•	Pausing our common stock and class B stock dividends, with the intention of reviewing our dividend policy as developments warrant.

•	Temporarily reducing pay for our Board of Directors, our executives, and approximately 60 percent of our employees.

•	Limiting discretionary spending across the organization.

•	Re-prioritizing our capital projects.

For additional details regarding the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1-Risk Factors and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

DESCRIPTION OF BUSINESS

National Media

National media contributed 73 percent of Meredith’s consolidated revenues in fiscal 2020. People and Better Homes & Gardens, our flagship brands, together account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major subscription magazine titles as of June 30, 2020, is as follows:

Title	Related Websites	Description	Frequency per Year	Year-end Rate Base	[1]

Better Homes & Gardens	bhg.com traditionalhome.com	Women’s service	12	7,600,000
People	people.com	Celebrity	52	3,400,000
Southern Living	southernliving.com	Travel and lifestyle	11	2,800,000
Shape	shape.com	Women’s lifestyle	10	2,500,000
Parents	parents.com	Parenting	12	2,200,000
Martha Stewart Living	marthastewart.com marthastewartweddings.com	Women’s service	10	2,050,000
Real Simple	realsimple.com	Women’s service	12	1,975,000
EatingWell	eatingwell.com cookinglight.com	Food	10	1,775,000
InStyle	instyle.com	Women’s lifestyle	12	1,700,000
Entertainment Weekly	ew.com	Entertainment	12	1,500,000
Allrecipes	allrecipes.com	Food	6	1,400,000
Health	health.com	Women’s lifestyle	10	1,350,000
Midwest Living	midwestliving.com	Travel and lifestyle	6	950,000
Travel + Leisure	travelandleisure.com	Travel and lifestyle	12	950,000
Food & Wine	foodandwine.com	Food	12	925,000
People en Español	peopleenespanol.com	Celebrity	9	500,000
Successful Farming	agriculture.com	Farming business	13	390,000

1
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and, for most of the Company’s titles, is tracked by the Alliance for Audited Media, which issues periodic statements for audited magazines.

In addition to these major magazine titles, we published over 300 special interest publications under approximately 70 brands in fiscal 2020. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of special interest publication subscriptions are also sold.

Magazine Advertising—Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith’s larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize messages to specific markets or audiences. The Company sells two primary types of magazine advertising: display and direct response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the national media segment’s advertising revenues are derived from run-of-press display advertising. Meredith also possesses strategic marketing capabilities, which provide clients and their agencies with access to all of Meredith’s media platforms and capabilities, including print, television, digital, video, mobile, consumer events, and custom marketing. Our team of creative and marketing experts delivers innovative solutions across multiple media channels that meet each client’s unique advertising and promotional requirements.

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

Magazine Circulation—Most of our magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the internet, and other means are Meredith’s largest source of circulation revenues. Revenue per subscription and related expenses can vary significantly by source. The majority of subscription magazines are also sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Newsstand sales include sales through traditional newsstands as well as supermarkets, convenience stores, pharmacies, and other retail outlets. We also publish branded books, including soft-cover “bookazines.” These are distributed through magazine-style “check-out pockets” at retail outlets and traditional trade book channels. We publish books on a diverse range of topics aligned with our brands, including special commemorative and biographical books. We also publish books under various licensed third-party brands and a number of original titles. Our Oxmoor House imprint publishes a variety of home, cooking, and health books under our lifestyle-oriented brands as well as licensed third-party brands.

Digital and Mobile Media
National media’s 50 websites and apps provide information, ideas, and inspiration for nearly 95 percent of American women. These branded websites focus on the topics that women care about most—celebrity, entertainment, food, home, entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Our Allrecipes brand has four omni-channel sites serving six countries in two languages, one app across multiple platforms, and one Skill for Amazon Alexa. Fiscal 2020 digital traffic across our various platforms averaged approximately 150 million unique monthly visitors. Our brands have a robust social networking presence as well. In fiscal 2020, national media reached approximately 93 million Facebook fans, 51 million Twitter followers, 46 million Instagram followers, over 12 million Pinterest followers, and over 8 million YouTube subscribers.

Additionally, we have 18 of our titles available as digital editions, with an audience of approximately 2.1 million. Digital subscriptions and single-copy sales collectively represent 5.7 percent of our total rate base.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, and ancillary products and services.

Affinity Marketing—Synapse Group, Inc., a wholly-owned subsidiary of Meredith, is an affinity marketing company that partners with publishers, brick and mortar retailers, digital partners, airline frequent flier programs, and customer service and direct response call centers. It is a major marketer of magazine subscriptions in the U.S. Building on its continuity marketing expertise, Synapse has diversified its business to also market other products and services. For example, Synapse manages several branded continuity membership programs and is developing continuity programs for product partners. Meredith also owns magazines.com and magazine.store, websites focused on the sales of Meredith and third-party magazine subscriptions.

Brand Licensing—Meredith Brand Licensing generates revenue through multiple long-term trademark licensing agreements with retailers, manufacturers, publishers, and service providers. Our licensing programs extend the reach of Meredith brands into additional consumer channels in the U.S. and abroad. Currently the world’s second- largest global licensor, Meredith has direct-to-retail partnerships with leading companies, including Better Homes & Gardens at Walmart, Southern Living at Dillard’s, and InStyle-branded hair salons in select JC Penney stores.

Our most significant partnership is Better Homes & Gardens-branded products sold at Walmart stores in the U.S. and at Walmart.com. The brand is represented by more than 3,000 products across multiple categories in the home décor, outdoor living, hardlines, and garden space. Meredith also has a long-term agreement to license the Better Homes & Gardens brand to Realogy Corporation, which is entering its 13th year as a residential real estate franchise system operating as Better Homes and Gardens Real Estate, LLC. The real estate network now includes more than 370 offices and more than 13,000 real estate professionals across the U.S., Canada, Bahamas, Jamaica, and Australia. Also, in the real estate sector, the Southern Living and Coastal Living brands include networks for 24 Hotel Collection members and 14 inspired residential communities.

The EatingWell branded line of healthy frozen foods entrées manufactured and distributed by Bellisio Foods Inc. now includes up to 12 frozen entrées and four noodle bowls to select from at more than 15,000 regional and national grocery locations. Also new in fiscal 2020 is an Allrecipes licensing program with Lifetime Brands, Inc. for more than 80 kitchenware items sold exclusively at Kroger grocery stores.

Other licensing agreements include the Southern Living Plant Collection at Home Depot, Lowes, and more than 5,000 independent garden centers; the Coastal Living collection by Universal Furniture; and Southern Living and Real Simple with 1-800 FLOWERS. We also entered into agreements in fiscal 2020 for two programs that we anticipate will begin in fiscal 2021: The Clorox Company for Real Simple natural cleaning products and TF Publishing for 2021 wall calendars and meal planners under the Real Simple, Allrecipes, and Life trademarks.

The Company expands its international reach primarily through international licensing agreements. Meredith’s national media brands are currently distributed in approximately 70 countries, including a localized presence in more than 30 countries such as Australia, China, India, Mexico, Russia, and Germany in print and digitally. The Company licenses its national media brands for consumer merchandise in 8 countries. The Company continues to pursue activities that will serve consumers and advertisers while also extending and strengthening the reach and vitality of our brands.

Meredith has granted distribution rights for backlist titles of our consumer-leading brands, including the powerful Better Homes & Gardens imprint, to a book publisher. Meredith creates book content and retains all approval and content rights while the distributor is responsible for reprinting, sales and marketing, distribution, and inventory management. Meredith receives revenue based on sales less a 20 percent distributor fee.

The Foundry 360—The Foundry 360 is a creative content studio serving clients across a broad range of industries. The services include using our content creation expertise to develop content marketing programs across multiple platforms, including native advertising that enables clients to engage new consumers and build long-term relationships with existing customers.

Production and Delivery
Paper, printing, and postage costs accounted for 17 percent of the national media segment’s fiscal 2020 operating expenses. Coated and supercalendered publication paper is the major raw material essential to the national media segment. We directly purchase all the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2020, average paper prices decreased 4 percent, whereas in fiscal 2019 average paper prices increased 10 percent. Paper prices decreased 1 percent in fiscal 2018. Management anticipates a reduction in paper prices of approximately 5 percent in fiscal 2021.

There has been significant consolidation in the printing industry over the last 15 years. In 2019, only two printers remained with the capability and capacity to handle a substantial portion of Meredith’s magazine print production.

In early 2020 one of the two printers filed for bankruptcy protection. In anticipation of this event, Meredith negotiated an early termination of that contract and moved nearly all our magazine production to the last remaining supplier capable of producing the entirety of our work. This move extended our contract with that printer through 2030, creating price stability for our print manufacturing prices for the next ten years.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for over 80 percent of Meredith’s postage costs, while other mail items—direct mail, replies, and bills—account for nearly 20 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. In general, postage rate changes are capped by law at the rate of inflation, as measured by the Consumer Price Index. The most recent rate change was an increase of approximately 1.9 percent effective January 2020. Except for fiscal 2016, postage prices have risen in each of Meredith’s last five fiscal years. While we expect postage rates to again increase in January 2021, an ongoing legislatively mandated review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate-setting regime. The impact of any such change could be effective as early as the first quarter of calendar 2021. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases. We cannot, however, predict future changes in the postal rates or the impact they will have on our national media business.

Third parties provide subscription fulfillment services for Meredith’s national media brands. Third parties also provide domestic magazine newsstand distribution services through multi-year agreements.

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

Local Media

Local media contributed 27 percent of Meredith’s consolidated revenues in fiscal 2020. Information about the Company’s television stations at June 30, 2020, is as follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	10	CBS	cbs46.com	July 2023	46	April 2021	4.8%
Atlanta, GA

WPCH-TV	10	Independent	n/a	n/a	17	April 2021	0.9%
Atlanta, GA

KPHO-TV	11	CBS	azfamily.com	July 2023	5	October 2022	6.0%
Phoenix, AZ

KTVK	11	Independent	azfamily.com	n/a	3	October 2022	4.4%
Phoenix, AZ

KPTV	22	FOX	kptv.com	July 2022	12	February 2023	6.5%
Portland, OR

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

KPDX	22	MyNetworkTV	n/a	September 2022	49	February 2023	1.7%
Portland, OR

KMOV	23	CBS	kmov.com	July 2023	4	February 2022	11.3%
St. Louis, MO

WSMV-TV	28	NBC	wsmv.com	December 2021	4	August 2021	6.4%
Nashville, TN

KCTV	32	CBS	kctv5.com	July 2023	5	February 2022	9.2%
Kansas City, MO

KSMO-TV	32	MyNetworkTV	n/a	September 2022	62	February 2022	0.7%
Kansas City, MO

WFSB	33	CBS	wfsb.com	July 2023	3	April 2023	9.9%
Hartford, CT
New Haven, CT

WHNS	38	FOX	foxcarolina.com	July 2022	21	December 2020	4.2%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	39	FOX	fox5vegas.com	July 2022	5	October 2022	5.6%
Las Vegas, NV

WALA-TV	57	FOX	fox10tv.com	July 2022	10	April 2021	5.9%
Mobile, AL
Pensacola, FL

WNEM-TV	77	CBS	wnem.com	July 2023	5	October 2021	13.8%
Flint, MI
Saginaw, MI
Bay City, MI

WGGB-TV	111	ABC	westernmassnews.com	August 2023	40	April 2023	6.3%
Springfield, MA		FOX		July 2022	40.2		2.8%
Holyoke, MA

WSHM-LD	111	CBS	westernmassnews.com	July 2023	3	April 2023	2.9%
Springfield, MA
Holyoke, MA

n/a Not applicable
[1] Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2019-2020 DMA ranking.
[2]  Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2019, February 2020, and May 2020 measurement periods.

Operations
The principal sources of the local media segment’s revenues are 1) retransmission of our television signals by cable, satellite, telecommunications, and over-the-top service providers; 2) local non-political advertising focusing on the immediate geographic area of the stations; 3) national non-political advertising; 4) political advertising which is cyclical with peaks occurring in our odd-numbered fiscal years (e.g., fiscal 2019, fiscal 2021) and particularly in our second fiscal quarter of those fiscal years; 5) geographic and demographic-targeted digital and print advertising programs sold to third parties; and 6) digital advertising on the stations’ websites, mobile-optimized websites, and apps.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of media competitors, including in-market broadcasters, and audience ratings and demographics. Generally, the larger a station’s audience in any particular daypart or program, the higher the advertising rates it can command. As supply and demand fluctuate in the market, so do a station’s advertising rates. Independent representative firms sell most national advertising while the sales staff at each station sell local/regional advertising.

Typically, 40 to 50 percent of a market’s television advertising revenue is generated during local newscasts. Stations are continually working to increase the number of newscasts and additionally grow their news ratings, which in turn increase advertising revenues.

Meredith’s 16 national network affiliation agreements also influence advertising rates. A network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs and receives programming fees from the station.

Retransmission consent revenue is generated from cable, satellite, telecommunications, and over-the-top service providers who pay Meredith for access to our television station signals so that they may retransmit our signals and charge their subscribers for this programming. These fees increased in each of the last three fiscal years, primarily due to renegotiations of expiring contracts and negotiated rate increases on existing contracts effective during the year.

Programming fees paid to the networks are, in essence, a portion of those retransmission consent fees. Programming fees paid to the networks increased significantly in fiscal 2020 and 2019 due to renegotiations of expiring contracts.

Stations sometimes also pay networks for certain marquee sports programming (professional football, college basketball, and Olympics) and news services. While Meredith’s relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. All of our stations are broadcasting one or more additional programming streams on their digital channels: one airs the Fox network; two of our markets have MyNetworkTV; ten carry Cozi TV; six broadcast the Court TV: Mystery and Circle networks; three air the Bounce and Grit networks; and four air the LAFF, DABL, and Court TV networks.

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

Competition
Meredith’s television stations compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, and cable/satellite systems, newspapers, outdoor, local magazines, direct mail, and their related websites and apps. The stations further compete against these media competitors and other local and national digital and mobile media properties. Advertisers compare audience viewership/consumption, market share, audience demographics, and advertising rates, whether local, network, or syndicated, when making advertising decisions.

Regulation
The ownership, operation, and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act of 1934, as amended (Communications Act), and has the authority to promulgate rules and regulations governing broadcasting. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes, and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program and advertising content, including commercial matters in children’s programming; regulates the retransmission of television stations by multichannel video programming distributors; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices, and rulings for further information concerning the nature and extent of federal regulation of broadcast stations.

Broadcast licenses are granted for terms of up to eight years. The Communications Act directs the FCC to renew a broadcast license if the station has served the public interest and is in substantial compliance with the provisions of the Communications Act and FCC rules and policies. Management believes the Company is in substantial compliance with all applicable provisions of the Communications Act and FCC rules and policies and knows of no reason why Meredith’s broadcast station licenses will not be renewed.

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

The Communications Act and the FCC also regulate relationships between television broadcasters and cable, satellite, and telecommunications television providers. Under these provisions, most cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations that elect to exercise this right to mandatory carriage. Alternatively, television stations may elect to restrict cable systems from carrying their signals without their written permission, which is referred to as retransmission consent. Congress and the FCC have established and implemented generally similar market-specific requirements for mandatory carriage of local television stations by satellite television providers when those providers choose to provide a market’s local television signals and grants of retransmission consent to satellite television providers. These rules, including existing related rules on exclusivity and good faith bargaining, and proposed rules governing “over-the-top” carriage by Internet video programming distributors are subject to further review by the FCC and possible actions by Congress. Carriage of local television stations by multichannel video programming distributors is also governed by U.S. copyright law, including the Copyright Act of 1976, as amended, which is subject to revision by Congress and interpretation by the courts. We cannot predict further changes in the laws or rules governing these relationships or the impact of any such developments on our business.

The FCC proposed a plan, called the National Broadband Plan, to increase the amount of spectrum available in the U.S. for wireless broadband use. In furtherance of the National Broadband Plan, Congress authorized the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the law, the FCC was permitted to hold one reverse auction and a follow-up auction for the newly freed spectrum. The FCC completed both auctions in calendar year 2017.

Even if a television licensee did not participate in the reverse auction, Congress granted the FCC the authority to force a television station to change channels and/or modify its coverage area to allow the FCC to rededicate certain channels within the television band for wireless broadband use. Following the incentive auction, the FCC released a list of television stations that were required to change their facilities by a specified date as part of this “repacking” process. Several of our stations were among the hundreds of stations selected for repacking of the television band. All our stations selected for repacking completed their move and commenced operations on their new channels on or before the FCC’s deadline. The FCC reimburses us for certain repacking expenses subject to an overall industry cap on the reimbursed expenses of all repacked television stations and certain other entities. We cannot predict whether we will receive full reimbursement for our repacking expenses or how this process will ultimately affect the broadcast television industry, the Company, or our television stations.

Congress, certain States, and the FCC have under consideration, and in the future may adopt, new laws, regulations, and policies regarding a wide variety of other matters that also could affect, directly or indirectly, the operation, ownership transferability, and profitability of the Company’s broadcast stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these could include, among other things, spectrum usage fees, regulation of political advertising rates, restrictions on the advertising of certain products (such as pharmaceuticals, alcoholic beverages, or gambling), program content restrictions, and ownership rule changes.

Other matters that could potentially affect the Company’s broadcast properties include, but are not limited to, technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recording devices and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and internet-delivered video programming services. For example, the FCC approved a proposal to allow the voluntary transition of television broadcasters to ATSC 3.0, known as Next Generation Television. We cannot predict whether or how this process will ultimately affect the Company or our television stations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers are elected to one-year terms each November. The current executive officers of the Company are:

Thomas H. Harty—President and Chief Executive Officer (2018 - present) and a director of the Company since 2017. Formerly President and Chief Operating Officer (2016 - 2018) and President, National Media Group (2010 - 2016). Age 57.

Patrick J. McCreery—President, Local Media Group (2018 - present). Formerly Local Media Group Executive Vice President (2018), and Vice President of News and Marketing (2014 - 2018). Age 49.

Jason M. Frierott—Chief Financial Officer (2020). Prior to joining Meredith, Mr. Frierott served as Chief Financial Officer of Wabtec Freight, a segment of Wabtec Corporation (2019). Before Wabtec Corporation acquired GE Transportation, a business unit of General Electric Company, Mr. Frierott served as GE Transportation’s Chief Financial Officer (2015 - 2019). Age 46.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 61.

EMPLOYEES

As of June 30, 2020, the Company had approximately 5,290 full-time and 80 part-time employees, of whom approximately 4,990 were located in the United States, approximately 375 in India, and approximately 5 in other locations. Only a small percentage of our workforce is unionized. We have various arrangements with our international employees that we believe to be customary for multinational corporations. We have had no strikes or work stoppages during the last five years and consider relations with our employees to be good.

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

AVAILABLE INFORMATION

The Company’s corporate website at meredith.com and our Investor Relations website at ir.meredith.com contain a significant amount of information about Meredith, including financial and other information for investors. Meredith encourages investors to visit these websites from time to time, as information is updated and new information is posted. Additional information on non-financial matters, including environmental and social matters and diversity and inclusion initiatives, is available at www.meredith.com/about-us/corporate-social-responsibility. Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

Meredith makes available free of charge through our website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the United States Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov. Meredith also makes available on our website our corporate governance information, including charters of all our Board Committees, our Corporate Governance Guidelines, our Code of Ethics, and our Bylaws. Copies of such documents are also available free of charge upon written request.

FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1-Business, Item 1A-Risk Factors, and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could result in actual results that are materially different than those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A-Risk Factors, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as believe, expect, intend, estimate, may, anticipate, will, likely, project, plan, and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider the following risk factors carefully when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Risks Relating to Business Operations

The effects of the recent outbreak of the novel coronavirus pandemic have had and may continue to have an adverse impact on our business, financial condition, operations, and prospects. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home policies, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel policies, implemented office closures as employees are advised to work from home, and canceled or shifted our marketing events to virtual-only.

The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities. There is substantial uncertainty as to the nature and degree of the continued effects of the pandemic over time. Our business, financial condition, operations, and prospects have been and may continue to be adversely affected by the COVID-19 pandemic, which has adversely impacted our advertising and marketing partners, consumers, and the markets in which we operate.

While the ultimate potential impact and duration of the COVID-19 pandemic on the global economy and our business, in particular, may be difficult to assess or predict, to date the pandemic has resulted in and may continue to result in significant disruption of aspects of our business. For example, we have experienced advertising cancellations and delays across our business as well as declines in our newsstand sales, resulting in an adverse impact on our revenues. In addition, we may experience unfavorable impacts on our operations as a result of COVID-19, including, but not limited to, the following:

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

•
We may in the future be unable to effectively manage evolving health and welfare strategies, including, but not limited to, ongoing or not yet fully known costs related to operational adjustments to ensure continued employee and consumer safety and adherence to health guidelines as they are modified and supplemented;

•
We may in the future be impacted by the failure of third parties on which we rely, including those third parties who print our magazines, supply necessary operating materials, distributors, contractors, commercial banks, and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may negatively impact our operations; and

•
We may in the future be impacted by significant changes in the political conditions in markets in which we sell or distribute our products, including quarantines, governmental or regulatory actions, closures, or other restrictions that restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could negatively impact our results.

As a result of the impact of the COVID-19 pandemic on our business to date and the continuing uncertainty related to the COVID-19 pandemic, we have paused our common and class B stock dividends, implemented a series of operational cost-control measures, including temporary reductions in Board of Director fees and employee and executive salaries, and have taken steps to significantly reduce capital expenditures and optimize working capital. We may need to take further actions to ensure the continuity of our business. In addition, due to market volatility and material declines in equity prices, we recorded material non-cash impairment charges related to certain indefinite-lived intangible assets, including goodwill, trademarks, and FCC broadcast licenses.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The COVID-19 pandemic may also have the effect of heightening other risks identified in this section of our Form 10-K.

The Company previously identified material weaknesses in its internal control over financial reporting, which have now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, results of operations, financial condition, and/or cash flows. The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 2019, two material weaknesses in its internal control over financial reporting. As a result of these control deficiencies, the Company concluded that its internal control over financial reporting was not effective for the year ended June 30, 2019. During fiscal 2020, the Company completed a series of actions and measures that remediated the previously disclosed material weaknesses and concluded that as of June 30, 2020, its internal control over financial reporting was effective. See Item 9A-Controls and Procedures of this Form 10-K.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable consolidated financial statements. The Company cannot provide assurances that material weaknesses or significant deficiencies will not occur in the future and that it will be able to remediate such weaknesses or deficiencies in a timely manner, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and/or cash flows. The development of new material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us. In addition, even though we have strengthened our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our consolidated financial statements or our periodic reports filed with the SEC.

Advertising related revenues represent the largest portion of our revenues, and advertising demand may fluctuate from period to period. In fiscal 2020, 49 percent of our revenues were derived from advertising related sources. Advertising related revenues constitute 48 percent of our national media revenues and 53 percent of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. Since the outbreak of COVID-19, some of our advertising and marketing partners have faced tremendous challenges, which has impacted Meredith. As a result, during the fourth quarter of fiscal 2020, Meredith saw cancellations and delays in advertising campaigns, with significant declines in local television non-political advertising, digital advertising, and print advertising revenues. While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into fiscal 2021, we expect to continue to see cancellations and delays in advertising into at least early fiscal 2021, which could similarly reduce our net earnings. We do not know when advertising conditions will improve or return to historical levels. In addition, political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. The growth in alternative forms of media, particularly digital platforms, has increased the competition for advertising dollars, which could, in turn, reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 27 percent of total revenues and 37 percent of national media revenues in fiscal 2020. Preserving the number of copies sold is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase. Since the outbreak of COVID-19, shelter-in-place and business closing orders as well as significant declines in travel have impacted Meredith. As a result, during the fourth quarter of fiscal 2020, Meredith saw reductions in newsstand sales. While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into fiscal 2021, we expect to continue to see declines in newsstand sales into at least early fiscal 2021, which could similarly reduce our net earnings.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of alternative methods for the delivery of content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, financial condition, and prospects may be adversely affected. Technology developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control, and the loss of a direct relationship with consumers. For example, the largest broadcast television national networks have brought a copyright infringement lawsuit against Locast, an entity that claims to be a non-profit and claims to have found a loophole allowing for uncompensated online streaming of copyrighted television content. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates. In addition, technologies such as subscription streaming media services and mobile video are increasing competition for household audiences and advertisers. This competition may make it difficult for us to grow or maintain our broadcasting and print revenues, which we believe may challenge us to expand the contribution of our digital businesses.

Our websites and internal networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations. The Company uses computers and other technology in substantially all aspects of our business operations, and our revenues are increasingly dependent on digital products. Such increases expose us to potential cyber incidents resulting from deliberate attacks or unintentional events. Our website activities involve the storage and transmission of proprietary information, which we strive to protect from unauthorized access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary information, corrupt data, or cause interruptions or malfunctions in our digital operations. The results of these incidents could include, but are not limited to, business interruption, public disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation, financial consequences, and reputational damage adversely affecting customer or investor confidence, any or all of which could adversely affect our business. We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber-attack, but the techniques used to attempt attacks are continually changing. A breach or successful attack could have a negative impact on our operations or business reputation.

Evolving privacy and information security laws and regulations may impair our ability to market to consumers. Meredith’s consumer database includes first-party data that is used to market our products to our customers. In select circumstances, we share this first-party data with advertising and marketing clients and partners. As public awareness increases and shifts to data gathering and usage, privacy rights, and data protection, new laws and regulations may be passed or existing laws and regulations may be amended in ways that would limit our collection and use of certain categories of data. Congress, the Federal Trade Commission, and state attorneys general continue to initiate investigations into the collection and use of consumer data, often with a focus on the advertising industry. These investigations could lead to new transparency requirements, consumer controls, and other restrictions, and require ongoing review of new technologies and methods for delivering content and advertising to ensure that all new products and advertising services comply with all of the regulatory requirements imposed at the state, federal, and international level. In addition to the changing regulatory landscape, new privacy controls implemented by platforms such as Facebook, Google, and Apple will limit our ability to access and use data from consumers through those platforms, which we rely on for both digital advertising and mobile marketing.

Currently, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the U.S., Europe, and elsewhere. For example, the European Union (E.U.) adopted the General Data Protection Regulation (the GDPR), which became effective on May 25, 2018; and California passed the California Consumer Privacy Act (the CCPA), which became effective on January 1, 2020. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is processed. If we do not comply with our obligations under the GDPR, we could be exposed to fines and penalties, which under the GDPR could be as high as the greater of €20 million or 4 percent of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation or adverse publicity, which could negatively affect our business, financial condition, and results of operations. Similarly, the CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Additionally, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area (EEA) to the U.S. could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the E.U. invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. We are certified under the EU-U.S. Privacy Shield Framework but will not be able to rely on it in the future, which could increase our costs and limit our ability to process personal data from the E.U. The same decision also casts doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the U.S. and most other countries. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses. Further, the U.K.’s impending exit from the E.U., commonly referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom (U.K.), including with respect to data transfers from the EEA to the U.K.

Compliance with existing, proposed, and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. In addition, all 50 states have security breach notification laws that generally require a business to give notice to consumers and (in some cases) government agencies when certain information has been accessed or acquired by an unauthorized party due to a security breach.

Misuse of or failure to secure personal information could result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities, and damage to our reputation and credibility and could have a negative impact on revenues and profits.

World events may result in unexpected adverse operating results for our local media segment. Our local media results have been and in the future could again be affected adversely by world events such as wars, political unrest, acts of terrorism, pandemics, and natural disasters. Such events can result in significant declines in advertising revenues as the stations will not broadcast or will limit broadcasting of commercials during times of crisis. In addition, our stations may have higher newsgathering costs related to coverage of the events.

Our local media operations are subject to FCC regulation. Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations, including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various other technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could adversely affect our ability to consummate future transactions or may favor our competitors. Details regarding regulation and its impact on our local media operations are provided in Item 1-Business beginning on page 10.

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Further, our retransmission consent revenue may be adversely affected by renewals of retransmission consent agreements or by declines in the number of subscribers to multichannel video programming distributor (MVPD) services. Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of our stations have network affiliation agreements. Seven are affiliated with CBS, five with FOX, two with MyNetworkTV, one with NBC, and one with ABC. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming. We also make cash payments to the networks. These payments are, in essence, a portion of the retransmission consent fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our television programming in our markets. These network relationships may also include terms regarding over-the-top distribution. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

Furthermore, the loss of or material reduction in retransmission consent revenues or further change in the current retransmission consent regulations could adversely affect the economics of our relationship with the applicable network(s), advertising revenues, and our local brands. Specifically, our retransmission consent revenue may be adversely affected by renewals, non-renewals, or renewals on less favorable terms of retransmission consent agreements, declines in the number of subscribers to MVPD services, or by new technologies for the distribution of video programming. In recent years, the number of subscribers to MVPD services has declined as the growth of direct internet streaming of video programming to televisions and mobile devices has led consumers to discontinue their cable or satellite service subscriptions. As most retransmission consent agreements include payment terms by subscriber numbers, reductions in the number of MVPD subscribers reduces the revenue we earn under our retransmission agreements.

If renewed, our network affiliation agreements and our retransmission agreements may be renewed on terms that are less favorable to us. Our FOX affiliation agreements expire in July 2022. Our MyNetworkTV affiliation agreements expire in September 2022. Our NBC affiliation agreement expires in December 2021 and our ABC affiliation agreement expires in August 2023. Our CBS affiliation agreements expire in July 2023.

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

Increases in paper and postage prices, which are difficult to predict and control, could adversely affect our results of operations. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2020, these expenses accounted for 14 percent of national media’s operating costs. Paper is a commodity and its price can be subject to significant volatility. All our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. The USPS distributes substantially all our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

We are currently reliant on a single supplier for printing of our magazines. All our magazine printing is performed by the only domestic supplier capable of producing the entirety of our work. Failure by such supplier to provide printing services to us, or any disruption in such services, may adversely impact our business. We may incur increased business disruption risk due to the dependence on a single supplier. If this supplier experienced business difficulties or failed to meet our printing needs, then we may be unable to satisfy customer product demands, lose revenues, and be unable to maintain customer relationships. Longer production lead times and increased paper and postage costs may result if there is a need to move the printing to multiple other suppliers. Without such single supplier continuing to print our magazines, we may have no other means of producing our magazines until we are able to secure printing capabilities at multiple other facilities. This transition could be costly and time consuming.

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

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company’s stock. Although the Company wrote down its goodwill and intangible assets by $301.4 million in fiscal 2020, $41.8 million in fiscal 2019, and $22.7 million in fiscal 2018, further impairment charges are possible. We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors that influence the evaluation include, among many things, the Company’s stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material non-cash impairment charge could be incurred. At June 30, 2020, goodwill and intangible assets totaled $3.4 billion, or 61 percent of Meredith’s total assets, with $2.6 billion in the national media segment and $0.8 billion in the local media segment. The review of goodwill is performed at the reporting unit level. The Company has two reporting units – national media and local media. During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by COVID-19, required an interim evaluation of goodwill and intangible assets not subject to amortization for impairment as of March 31, 2020. The impairment tests determined the carrying value of goodwill and certain intangible assets in the national media reporting unit exceeded their estimated fair value. As a result, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill in the national media reporting unit to its fair value. During fiscal 2020, the national media segment also recorded non-cash impairment charges of $26.4 million to partially impair certain trademarks and the local media segment recorded a non-cash impairment charge of $22.3 million to partially impair an FCC license. Changes in key assumptions about the economy or business prospects used to estimate fair value or other changes in market conditions could result in additional impairment charges. Although these charges would be non-cash in nature and would not affect the Company’s operations or cash flow, they would reduce stockholders’ equity and reported results of operations in the period charged. Additionally, as goodwill and intangible assets of the national media reporting unit were written down to their estimated fair values as of March 31, 2020, those amounts are more susceptible to risk of impairment if business operating results or macroeconomic conditions deteriorate.

Adverse litigation judgments or settlements resulting from legal proceedings in which we are currently and, in the future, may be involved could expose us to monetary damages or limit our ability to operate our business. We are currently involved in and may in the future become involved in private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, or others. For example, on September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018, and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, now seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and

September 30, 2019. The defendants intend to vigorously oppose the Iowa Action. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. Under the court’s scheduling order, it appears likely the Company will receive a decision on the motion sometime in late 2020 or 2021. Until then, discovery is stayed. The results of any such litigation, including the aforementioned class action lawsuits, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

We have two classes of stock outstanding with different voting rights. We have two classes of stock outstanding: common stock and class B stock. Holders of common stock are entitled to one vote per share and account for 44 percent of the voting power. Holders of class B stock are entitled to ten votes per share and account for the remaining 56 percent of the voting power. There are restrictions on who can own class B stock. Members of Meredith’s founding family hold the majority of class B shares. Control by a limited number of holders may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company’s business decisions.

Adverse changes in the equity markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase our U.K. pension costs and could result in a material adverse effect on our business, financial condition, and results of operations. Through one of our U.K. subsidiaries acquired with the acquisition of Time, the Company sponsors the IPC Media Pension Scheme (the IPC Plan), a defined benefit pension plan that is closed both to new participants and to the future accrual of additional benefits for current participants. The majority of pensions in payment and deferred pensions in excess of any guaranteed minimum pension are increased annually in line with the increase in the retail price index up to a maximum of 5 percent. Concurrently with the acquisition of Time, the Company was substituted for Time as the guarantor of all obligations of the statutory employers under the IPC Plan.

The most recent triennial valuation of the IPC Plan under U.K. pension regulations was completed as of April 5, 2018. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), the IPC Plan was deemed to be underfunded at that time by approximately £59 million.

Under the current deed of guarantee, the Company would be obligated to fund the IPC Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, the Company would be required to deposit the buyout deficit into escrow if its debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default (a Major Debt Acceleration) or if a Covenant Breach were to occur (as described below). The Company would be permitted to recoup the escrowed funds under certain circumstances. However, if the Company, as the sponsor, was to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured), any escrowed funds would be immediately contributed into the IPC Plan, and the Company would be obligated to immediately contribute into the IPC Plan any shortfall in the buyout deficit amount.

In connection with the completion of the sale of all issued shares of Time Inc. (UK) Ltd (TIUK) on March 15, 2018, and the substitution of another U.K. subsidiary of the Company as the sole sponsor under the IPC Plan, the deed of guarantee was amended to remove requirements to deposit the buyout deficit as a result of certain credit rating triggers. At the same time, the Company agreed that the same subsidiaries of the Company that guarantee the Company’s initial $1.4 billion aggregate principal amount of 6.875 percent unsecured senior notes (2026 Unsecured Senior Notes) would guarantee the obligations of the Company under the IPC Plan on a pari passu basis with the obligations under the 2026 Unsecured Senior Notes. In addition, the Company agreed to incorporate the terms of certain covenants under the indenture governing the 2026 Unsecured Senior Notes into the amended deed of guarantee effective as of March 15, 2018. If a breach of such covenants by the Company or the subsidiary guarantors occurs (after certain notice and cure periods) (a Covenant Breach), the Company would be required to deposit the buyout deficit (less the amount of certain types of security in favor of the IPC Plan, currently provided in the form of a surety bond) into escrow as described above.

If the Company had been required to fund the buyout deficit on June 30, 2020, the amount would have been approximately £93 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of the IPC Plan assets and liabilities and interest rates.

It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the IPC Plan trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the IPC Plan will change. The future valuations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes; assumptions regarding interest rates, currency rates, inflation, mortality, and retirement rates; the investment strategy and performance of the IPC Plan assets; and (in certain limited circumstances) actions by the U.K. Pensions Regulator. Volatile economic conditions, including Brexit, could increase the risk that the funding requirements increase following the next triennial valuation. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on the Company (and other persons connected with the Company or the U.K. subsidiary which sponsors the IPC Plan) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in the funding requirements for the IPC Plan or in the calculated “self-sufficiency deficit” or the calculated “risk-free self-sufficiency deficit” could result in a material adverse effect on its business, financial condition, and results of operations.

Risks Relating to Indebtedness

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

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	limit our ability to pay dividends;

•	place us at a potential disadvantage compared to our competitors that have less debt; and

•	affect our credit ratings.

Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business, and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt, or to fund our other liquidity needs. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances, or negotiations with our lenders to restructure the applicable debt. The terms of our debt agreements and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.

Our indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly or could prevent us from taking advantage of lower rates. A portion of our indebtedness consists of term loans and revolving credit facility borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net earnings and cash flows will correspondingly decrease. Even if we enter into interest rate swaps in the future to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, we have significant fixed-rate indebtedness that includes prepayment penalties, which could prevent us from taking advantage of any future decrease in interest rates that may otherwise be applicable to us.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control. Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. Our ability to generate such cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

Our business may not generate cash flow from operations in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as refinancing or restructuring our indebtedness, selling assets, issuing equity, or reducing or delaying capital expenditures, strategic acquisitions, and investments. These actions, if necessary, may not be affected on commercially reasonable terms or at all. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at the applicable time. Any refinancing of our debt, if we are able to refinance our debt at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, the credit agreement that governs the senior credit facilities, the indenture governing our initial $300.0 million aggregate principal amount of 6.500 percent secured senior notes (2025 Secured Senior Notes), and the indenture governing the 2026 Unsecured Senior Notes (collectively the Senior Notes) restricts our ability to undertake, or use the proceeds from, such measures.

Our ability to repay our indebtedness is largely dependent on the generation of cash flow by our operating subsidiaries and our operating subsidiaries’ ability to make cash available to us by dividend, intercompany loans, advances, and other transactions, or otherwise. Our subsidiaries may not be able to or may not be permitted to transfer cash to us to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries.

Covenants under the indentures governing our Senior Notes and our credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. The indentures governing our Senior Notes and our credit agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	pay dividends or distributions, repurchase equity, prepay, redeem or repurchase certain debt, and make certain investments;

•	incur additional debt and issue certain preferred stock;

•	provide guarantees in respect of obligations of other persons;

•	incur liens on assets;

•	engage in certain asset sales, including capital stock of our subsidiaries;

•	merge, consolidate with, or sell all or substantially all our assets to another person;

•	enter into transactions with affiliates;

•	enter into agreements that restrict distributions from our subsidiaries;

•	designate subsidiaries as unrestricted subsidiaries; and

•	prohibit certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

These covenants may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

If we are unable to successfully manage the limitations and decreased flexibility on our business due to our significant debt obligations, we may not be able to capitalize on strategic opportunities or grow our business to the extent we would be able to without these limitations.

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indentures governing the Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any of our outstanding senior secured term loans or revolving loans or the Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement and the 2025 Secured Senior Notes, proceeding against the collateral granted to secure our obligations under the credit agreement and the 2025 Secured Senior Notes. An event of default under the credit agreement or the indentures governing the Senior Notes could also lead to an event of default under the terms of certain of our other agreements. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

Discontinuation, reform, or replacement of LIBOR may adversely affect our variable rate debt. A substantial portion of our long-term indebtedness bears interest at fluctuating interest rates based on the London Interbank Offered Rate for deposits of U.S dollars (LIBOR). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates in the U.S. or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Risks Relating to Income Taxes

We may have exposure to additional tax liabilities. Our Company is subject to income taxes as well as non-income taxes, in both the U.S. and various foreign jurisdictions. Significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential changes in laws in the countries in which we have a presence and the possibility of adverse determinations with respect to the application of existing laws. Many judgments are required in determining our provision for income taxes and other tax liabilities, and we are regularly under audit by tax authorities, which often do not agree with positions taken by us on our tax returns. Any unfavorable resolution of these uncertainties may have a significant adverse impact on our tax rate.

Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting, and other laws, regulations, and interpretations. In particular, the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) significantly changed how corporations are taxed in the U.S., which has an ongoing impact on our provision for income taxes. While the Company’s accounting for the effects of the Tax Act was completed in fiscal 2019, and the Company believes those effects have been appropriately recorded, various interpretive issues remain with respect to the Tax Act and additional regulatory guidance may be issued. Certain aspects of the Tax Act have been modified by subsequent legislation, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

The uncertainty in the application of the Tax Act and the CARES Act to our ongoing operations, as well as possible adverse future law changes attributable to changes in the U.S. political landscape, create the potential for added volatility in our quarterly provision for income taxes and could have an adverse impact on our future tax rate. Various Democratic Party proposals would partially or wholly reverse beneficial features of the Tax Act, such as by raising the U.S. corporate tax rate and increasing the tax on non-U.S. income. A change in party control of the White House and U.S. Senate thus could lead to dramatic changes in the tax law and result in an increase in our provision for income taxes. Increased federal and state fiscal spending to fund COVID-19 relief measures, coupled with a drop in tax revenue from pandemic-related reductions in economic activity, may add to the pressure to raise more tax revenue from federal and state corporate income and other taxes or to enact new types of taxes on businesses and their customers.

The Time business could have an indemnification obligation to Time Warner, which could materially adversely affect our financial condition. The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). If, due to any of Time Inc.’s representations being untrue or Time Inc.’s covenants being breached, it was determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code, or that an excess loss account existed at the date of the Spin-Off, Time Inc. could be required to indemnify Time Warner for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

The preceding risk factors should not be construed as a complete list of factors that may affect our future operations and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns its headquarters located at 1716 and 1615 Locust Street (Des Moines Campus) in Des Moines, Iowa, and is the sole occupant of the Des Moines Campus. The Company also leases property in New York, New York, and believes these facilities, together with our other locations, are sufficient to meet our current and expected future requirements.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018, and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, now seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and September 30, 2019. The defendants intend to vigorously oppose the Iowa Action. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. Under the court’s scheduling order, it appears likely the Company will receive a decision on the motion sometime in late 2020 or 2021. Until then, discovery is stayed. The Company expresses no opinion as to the ultimate outcome of these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, DIVIDENDS, AND HOLDERS

Meredith stock became publicly traded in 1946. The principal market for trading Meredith’s common stock is the New York Stock Exchange (trading symbol MDP). There is no separate public trading market for Meredith’s class B stock, which is convertible share for share at any time into common stock. Holders of both classes of stock receive equal dividends per share.

As a result of operating performance being impacted by the COVID-19 pandemic, debt agreement covenant compliance, and liquidity considerations, the Board of Directors paused dividend payments on the Company’s common and class B stock after the March 13, 2020, payment. The Board remains committed to resuming the dividend in the future when circumstances permit. Prior to June 2020, quarterly dividends had been paid continuously since 1947.

On July 31, 2020, there were approximately 830 holders of record of the Company’s common stock and 450 holders of record of class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock during the period July 1, 2015, to June 30, 2020, with the Standard and Poor’s (S&P) SmallCap 600 Index, the S&P MidCap 400 Index, and the Dow Jones US Media Index.

In May 2020, the Company was moved from the S&P MidCap 400 Index to the S&P SmallCap 600 Index. Therefore, the Company has shown both the S&P MidCap 400 Index and the S&P SmallCap 600 Index in the following graph.

The graph depicts the results for investing $100 in the Company’s common stock, the S&P SmallCap 600 Index, the S&P MidCap 400 Index, and the Dow Jones US Media Index, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company’s repurchases of common stock during the quarter ended June 30, 2020.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in millions)
April 1 to April 30, 2020	946	$12.22	946	$46.6
May 1 to May 31, 2020	709	13.61	709	46.6
June 1 to June 30, 2020	163	18.63	163	46.6
Total	1,818		1,818

1
The number of shares purchased includes 946 shares in April 2020, 709 shares in May 2020, and 163 shares in June 2020 delivered or deemed to be delivered to us in satisfaction of tax withholding on the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

In May 2014, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company’s common and class B stock through public and private transactions.

For more information on the Company’s common and class B share repurchase program, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Share Repurchase Program.”

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2016 through 2020 are contained under the heading “Five-Year Financial History with Selected Financial Data” beginning on page 130 and are primarily derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations and could be affected by many risks, uncertainties, and changes in circumstances, including the uncertainties and risk factors described throughout this filing, particularly in Item 1A-Risk Factors. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth under the heading “Forward-Looking Statements” in Item 1-Business.

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for 118 years. Today, Meredith uses multiple distribution platforms— including print, digital, mobile, video, and broadcast television—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments. The national media segment serves more than 190 million unduplicated American consumers, including 120 million women and 90 percent of U.S. millennial women. Meredith is a leader in creating content across media platforms and life stages in key consumer interest areas such as entertainment, food, lifestyle, parenting, and home. Meredith’s leading national brands include People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. The national media segment also features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse, and The Foundry 360, the Company’s state-of-the-art creative lab and content studio.

Meredith’s local media segment includes 17 television stations in 12 markets reaching 11 percent of U.S. households and nearly 30 million viewers. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in the Top 50. Meredith’s stations produce 745 hours of local news and entertainment content each week and operate leading local digital destinations. The local media segment also includes MNI, which delivers targeted advertising solutions to more than 1,200 clients on a local, regional, and national level.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2020, the national media segment accounted for 73 percent of the Company’s $2.8 billion in revenues while local media segment revenues contributed 27 percent.

The Company accomplished a number of initiatives during fiscal 2020, including increasing brand engagement with consumers and advertisers and improving our competitive position. Highlights include:

First, in fiscal 2020 we added to our digital businesses and capabilities. For example:

•
We built a new technology platform with robust data capabilities supporting our expanding digital activities. This new proprietary platform, which unifies legacy platforms onto the same technology stack, includes not only our content management system, but also our proprietary taxonomy, our first-party data, and our user identity graph. This prepares us well for a world where third party cookies are no longer supported.

It also allows us to bring together consumer profiles, real-time insights, and intent signals to predict trends that inform our editorial and product roadmap, provide more personalized experiences to our consumers, and give advertisers the ability to tailor the right messages and products to the users most likely to buy at any given time.

•
We advanced our video and audio strategies. Video views grew more than 50 percent in fiscal 2020 across our owned and operated properties. Responding to consumer demand, we published a third more videos during fiscal 2020. We also launched a series of new podcasts under the Allrecipes, Southern Living, and Parents brands as a way to tell stories in an increasingly popular way. We have more planned, including a new People podcast.

•
We added to our subscription acquisition and e-commerce capabilities, which are important avenues for growth. Meredith first entered the e-commerce space with the acquisition of ShopNation seven years ago. Since then, revenue growth from our e-commerce activities, including digital couponing, content, and affiliate commerce, has been exceptionally strong – up 28 percent in fiscal 2020.

Second, we launched a series of new brands, product expansions, and re-alignments to improve profitability in fiscal 2020. In our national media operations, we:

•
Launched Reveal, a new lifestyle magazine partnering with Property Brothers television show hosts Drew and Jonathan Scott; Sweet July, with best-selling author, restaurateur, and television host Ayesha Curry; and a new multimedia personal finance brand Millie that is dedicated to helping women achieve their financial goals.

•
Re-aligned several brands in our national media portfolio to improve efficiency. This included closing Family Circle magazine and transitioning Rachael Ray Every Day to a premium newsstand title published on a quarterly basis. This strategy has proven successful with other of our brands, including Coastal Living, Cooking Light, and Traditional Home. The latter three brands are now also offering subscriptions at a higher price point than under the previous advertising-driven model.

•	Completed the last of our planned asset sales. This included the Money brand, FanSided, and Meredith's interests in Viant and Xumo.

In our local media operations, we:

•
Launched two national television shows based on the People and Southern Living brands. People Now was a weekend program during fiscal 2020 and is expected to become a daily primetime show across our network in early fiscal 2021. Similarly, Southern Living has been expanded to weekly syndication. Leveraging our leading brands across additional platforms is an exciting opportunity and something we hope to scale over time.

•
Continued to expand news production and are now producing 745 hours of local content each week. We have seen significant growth in ratings as a result of consumer interest in local news during the COVID-19 pandemic.

We pursued a number of initiatives in fiscal 2020 to grow engagement and revenues from the more than 190 million U.S. consumers who regularly interact with our brands. In these challenging times, consumers are looking to Meredith’s trusted brands for important news and information, practical advice, home improvement ideas, recipes, inspiration, and moments of escape.

In our national media operations:

•
Visits to our digital brands grew by 14 percent in our fiscal 2020 fourth quarter compared to the prior-year period, driven by strong growth in brands focused on food, health, and home lifestyle categories that give Meredith access to an extremely wide audience. These include Allrecipes, Shape, and Martha Stewart.

•
Our licensing and digital and other consumer driven revenues grew 8 percent in the fourth quarter of fiscal 2020 and 12 percent in fiscal 2020. This growth was driven primarily by Apple News + royalties, e-commerce, and our performance marketing activities. It also included stronger sales of our branded products at retail – particularly our Better Homes & Gardens line at Walmart.

•
Our magazine business is the largest in the United States, reaching more than 120 million women. This is nearly 95 percent of women and is one of our most powerful points of differentiation. People is the industry’s largest brand, reaching nearly 90 million unduplicated consumers. Allrecipes, which has seen strong consumer growth with an acceleration due to COVID-19, is now the industry’s No. 2 brand. Better Homes & Gardens is also in the top 10. On average, we sell approximately 70 magazines brands at newsstand and more than 30 subscriptions every minute.

•
We continued to see strong growth in various subscription channels that drive high lifetime subscriber value in our fiscal 2020 fourth quarter. These include our owned and operated digital properties, paid search, direct mail, and renewal campaigns. For example:

◦	Demand via our digital and partner networks is strong. Since mid-March, we have seen consistent year-over-year growth with conversion rates 50 percent higher than normal.

◦
Traditional magazine subscription acquisition and renewal efforts for all of our major titles are up strongly as well. For example, two direct mail campaigns for the People brand are performing more than 50 percent above targets, and a campaign for Southern Living is performing at twice our expectations. In addition, renewals are pacing well above historical trends.

◦
Our newsstand business, Meredith Premium Publishing, produces 300 special interest issues annually at prices ranging from $10 to $15. Our strong consumer data capability and high-quality brands are competitive advantages, giving us the ability to adapt quickly to changing trends and produce content consumers want under brands that have strong consumer recognition. During Fiscal 2020, we added almost 20 percent more magazine pockets at newsstand, bringing our total to 1.9 million.

In our local media operations:

•
Our television stations’ focus on their individual markets drove strong ratings performance throughout the fiscal year. For example, during the July 2020 rating period, our stations in 7 of our 12 markets ranked No. 1 or No. 2 from sign-on to sign-off. It also drove digital results, as the number of visits to our local media sites grew 18 percent in fiscal 2020.

•	We grew retransmission revenues by 10 percent in fiscal 2020 as we renewed nearly 60 percent of our retransmission consent relationships and all our CBS affiliations.

NATIONAL MEDIA

Advertising related revenues made up 48 percent of fiscal 2020 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our digital properties to clients interested in promoting their brands, products, and services to consumers as well as revenue we generate selling advertising space on third-party platforms. Changes in advertising related revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith’s magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising related revenues.

Consumer related revenues accounted for 48 percent of fiscal 2020 national media revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and include circulation activities; magazine subscriptions sales for third-party publishers; brand licensing; digital lead generation; and other e-commerce sales, product sales, and related activities. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 61 percent of consumer related revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising related revenues also can influence consumers’ response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. Subscription revenues per copy and related costs can also vary significantly by subscription source. Some subscription sources generate lower revenues than other sources but have proportionately lower related costs. A key factor in our subscription success is our industry-leading database. It contains an abundance of attributes on 180 million individuals, including 90 percent of U.S. millennial women. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month-to-month depending on economic and other factors. The remaining consumer related revenues are generally affected by changes in the level of economic activity in the U.S., including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

The remaining 4 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services. In addition, for certain sold brands, Meredith has provided consumer marketing, subscription fulfillment, paper purchasing, printing, and other services under outsourcing agreements and records such revenue in other revenue.

National media’s major expense categories are employee compensation costs and production and delivery of publications and promotional mailings. Employee compensation, which includes benefits expense, represented 18 percent of national media’s operating expenses in fiscal 2020. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors.

Paper, postage, and production charges represented 17 percent of the segment’s operating expenses in fiscal 2020. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We have a multi-year contract for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and legislative mandates imposed on the USPS. The USPS adjusted rates most recently in January 2020, which resulted in an increase of approximately 1.9 percent. While we expect postage rates to increase again in January 2021, an ongoing legislatively mandated review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate-setting regime. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases.

Impairment charges accounted for 16 percent of national media's fiscal 2020 expenses. The remaining 49 percent of fiscal 2020 national media expenses included depreciation and amortization, costs for magazine newsstand distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives the majority of its revenues—53 percent in fiscal 2020—from the sale of spot advertising on our stations’ digital and mobile media properties as well as revenue we generate selling advertising space on third-party platforms. The remainder comes from television retransmission consent fees, television production, and other services.

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

Local media’s major expense categories are programming fees paid to the networks and employee compensation. Programming fees paid to the networks represented 34 percent of this segment’s fiscal 2020 expenses. Employee compensation represented 29 percent of local media’s operating expenses in fiscal 2020 and is affected by the same factors noted for national media. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 37 percent of local media’s fiscal 2020 operating expenses.

FISCAL 2020 FINANCIAL OVERVIEW

•
The Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of the national media segment's goodwill. In addition, the Company recorded non-cash impairment charges of $26.4 million to reduce the value of several of the national media segment's trademarks and $22.3 million to reduce the value of one of the local media segment's FCC licenses.

•	The Company recognized a non-cash impairment charge of $87.9 million in the national media segment related to vacant leased space at its location in New York City.

•
The Company estimates that cancellations or delays in advertising campaigns, declines in newsstand sales, and the cancellation of events due to the economic impacts of the COVID-19 pandemic resulted in a $153.7 million adverse impact on revenues in fiscal 2020. Correspondingly, the Company estimates that operating expenses declined $70.6 million due to the economic impacts of the COVID-19 pandemic.

•
National media revenues decreased 11 percent primarily due to declines in print advertising and subscription revenues as a result of portfolio changes and a reduction in advertising related and consumer related revenues due to the impact of the COVID-19 pandemic partially offset by increases in digital and other consumer driven and other revenues. Operating expenses increased primarily due to the goodwill, vacated lease space, and trademark impairment charges noted above. Due primarily to the impairment charges, the national media segment ended fiscal 2020 with an operating loss of $167.7 million.

•
Local media revenues decreased 11 percent primarily due to declines in high margin political advertising revenues due to the cyclical nature of political advertising and a reduction in non-political and third party advertising related revenues due to the impact of the COVID-19 pandemic. Operating profit declined 48 percent primarily due to lower political advertising revenues and other advertising related revenues and the non-cash impairment charge noted above.

•	Unallocated corporate expenses decreased $44.9 million primarily due to reductions in integration and exit costs and performance-based compensation expenses.

•	The Company raised $710 million of new secured debt, and used the proceeds, along with existing cash on hand, to redeem all outstanding Series A preferred stock.

•
The Company reported a net loss from continuing operations for fiscal 2020 of $209.0 million reflecting the non-cash impairment charges of $389.3 million ($327.6 million after-tax). Absent impairment charges in both years, the Company would have had net earnings from continuing operations of $118.6 million compared to $160.3 million in fiscal 2019, a decline of 26 percent.

•	In fiscal 2020, we generated $306.6 million in operating cash flows, invested $55.4 million in capital improvements, and invested $23.1 million in acquisitions of and investments in businesses.

RESULTS OF OPERATIONS

Years ended June 30,	2020	Change	2019	Change	2018
(In millions except per share data)
Total revenues	$2,848.6	(11)%	$3,188.5	41%	$2,264.2
Operating expenses
Costs and expenses	(2,526.6)	(8)%	(2,758.8)	39%	(1,984.5)
Acquisition, disposition, and restructuring related activities	(26.8)	(73)%	(100.9)	(41)%	(170.1)
Impairment of goodwill and other long-lived assets	(389.3)	n/m	(41.8)	84%	(22.7)
Total operating expenses	(2,942.7)	1%	(2,901.5)	33%	(2,177.3)
Income (loss) from operations	$(94.1)	n/m	$287.0	n/m	$86.9
Net earnings (loss) from continuing operations	$(209.0)	n/m	$129.1	13%	$114.0
Net earnings (loss)	(234.3)	n/m	46.3	(53)%	99.4
Diluted earnings (loss) per common share from continuing operations	(9.85)	n/m	1.12	(37)%	1.79
Diluted earnings (loss) per common share	(10.41)	n/m	(0.70)	n/m	1.47
n/m - Not meaningful

OVERVIEW

Following are brief descriptions of recent material acquisitions and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the national media and local media segments and an analysis of our consolidated results of operations for the last three fiscal years.

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

As the Company integrated Time, the ability to separately track Time-related revenues and expenses, especially unallocated corporate expenses, became less feasible. Therefore, throughout MD&A reasonable estimates of incremental Time revenues and expenses for fiscal 2019 have been disclosed where possible.

Trends and Uncertainties

Advertising revenues accounted for 49 percent of total revenues in fiscal 2020. Advertising demand is the Company’s key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Demand for political advertising in the Company’s local media segment is cyclical in nature, generally following the biennial cycle of election campaigns with peaks occurring in our odd fiscal years (e.g., fiscal 2019, fiscal 2021) and particularly in our second quarter of those fiscal years. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates, and over time, television programming rights. The Company’s cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, affinity marketing, brand licensing, database-related activities, and other related operations. The national media segment contributed 73 percent of Meredith’s consolidated revenues in fiscal 2020.

Fiscal 2020 national media revenues declined 11 percent. Costs and expenses decreased 11 percent, and impairment charges of $367.0 million were recorded in the national media segment. Due to the impairment charges, the national media operations reported an operating loss of $167.7 million in fiscal 2020.

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

National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2020	Change	2019	Change	2018
(In millions)
Revenues	$2,081.6	(11)%	$2,326.6	48%	$1,572.6
Operating expenses
Costs and expenses	(1,879.9)	(11)%	(2,104.5)	48%	(1,421.8)
Acquisition, disposition, and restructuring related activities	(2.4)	(96)%	(54.3)	26%	(43.1)
Impairment of goodwill and other long-lived assets	(367.0)	n/m	(41.8)	84%	(22.7)
Total operating expenses	(2,249.3)	2%	(2,200.6)	48%	(1,487.6)
Operating profit (loss)	$(167.7)	n/m	$126.0	48%	$85.0
n/m - Not meaningful

Revenues

The table below presents the components of national media revenues for the last three fiscal years.

Years ended June 30,	2020	Change	2019	Change	2018
(In millions)
Advertising related
Print	$553.5	(20)%	$690.1	37%	$501.9
Digital	376.8	(5)%	394.9	56%	253.8
Third party sales	63.1	(3)%	65.3	n/m	19.8
Total advertising related	993.4	(14)%	1,150.3	48%	775.5
Consumer related
Subscription	611.8	(15)%	716.1	71%	419.9
Newsstand	150.8	(9)%	165.5	69%	98.1
Affinity marketing	67.4	1%	66.7	n/m	30.4
Licensing	98.0	3%	95.2	30%	73.0
Digital and other consumer driven	72.8	28%	56.8	96%	29.0
Total consumer related	1,000.8	(9)%	1,100.3	69%	650.4
Other
Project based	56.7	12%	50.5	(55)%	111.0
Other	30.7	20%	25.5	(29)%	35.7
Total other	87.4	15%	76.0	(48)%	146.7
Total revenues	$2,081.6	(11)%	$2,326.6	48%	$1,572.6
n/m - Not meaningful

Advertising Related Revenue
The following table presents advertising page information according to MediaRadar, an independent agency that measures advertising sales volume, for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2020	Change	2019	Change	2018
People [1]	1,941	(16)%	2,303	78%	1,293
InStyle [1]	933	(14)%	1,081	74%	621
Better Homes & Gardens	860	(9)%	942	(8)%	1,027
Southern Living [1]	738	(10)%	816	100%	407
Real Simple [1]	738	1%	733	99%	369
Travel + Leisure [1]	735	(4)%	764	133%	328
Parents	701	(14)%	817	(2)%	833
Food & Wine [1]	573	(8)%	620	112%	292
Health [1]	506	(1)%	510	94%	263
Shape	504	(13)%	579	(22)%	739
Successful Farming	464	(7)%	501	(13)%	574
EatingWell	461	12%	410	16%	352
Martha Stewart Living	453	(19)%	560	(5)%	592
People en Español [1]	375	(15)%	442	89%	234
Family Circle [2]	342	(54)%	750	(14)%	877
Entertainment Weekly [1,3]	307	(37)%	491	69%	290
Allrecipes	285	3%	276	(5)%	292
Midwest Living	269	(11)%	302	(8)%	327
Wood	179	(16)%	214	(7)%	229
Rachael Ray In Season [4]	168	(57)%	392	(13)%	451
Traditional Home [5]	69	(82)%	373	(21)%	471
Cooking Light [1,6]	—	(100)%	273	1%	270
Coastal Living [1,7]	—	(100)%	75	(55)%	167
[1] Since date of acquisition in fiscal 2018.
[2] Closed effective with the December 2019 issue.
[3] Effective with the August 2019 issue, transitioned to a monthly subscription title.
[4] Effective with the Winter/Spring 2020 issue, became a quarterly newsstand-only publication.
[5] Effective after the Fall/Winter 2019 issue, became a quarterly newsstand-only bookazine. Effective with the Fall/Winter 2020 issue, will become a quarterly subscription title.
[6] Merged into EatingWell effective January 2019 and became a newsstand-only bookazine. Effective with the Winter 2020 issue, became a quarterly subscription title.
[7] Effective March 2019, became a quarterly newsstand-only bookazine. Effective with the Winter 2020 issue, became a quarterly subscription title.

National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue generated from selling advertising space on third-party platforms. Advertising related revenue decreased 14 percent in fiscal 2020.

Meredith has made changes to its portfolio of brands and titles intended to enhance the consumer experience, provide more effective and efficient platforms for advertisers, and increase the profitability of the portfolio. These changes included closing the Money, Martha Stewart Weddings, and Family Circle magazines, changing the frequency of Entertainment Weekly to a monthly title, transitioning Coastal Living, Traditional Home, and Rachael Ray Every Day to premium newsstand titles, and merging Cooking Light into Meredith’s popular EatingWell title, which resulted in declines in combined print advertising revenues of approximately $60.0 million in fiscal 2020. Of the remaining decline in print advertising revenues of $76.6 million, the Company estimates that advertising cancellations and delays due to the COVID-19 pandemic resulted in a $45.2 million adverse impact in fiscal 2020, with $41.3 million of the decline coming in the fourth quarter of fiscal 2020. The remaining decrease in print advertising revenues is primarily due to changing market demands for print advertising.

Digital advertising decreased 5 percent in fiscal 2020. While the Company saw increased digital advertising revenues during the first eight months of fiscal 2020, the Company estimates that cancellations and delays in digital advertising revenues due to the COVID-19 pandemic resulted in a $33.0 million adverse impact in fiscal 2020 with $27.0 million of this impact occurring in the fourth quarter of fiscal 2020.

The 3 percent decrease in third party sales was primarily due to reductions in cover wrap sales as well as decreases in advertising pages in publications the Company produces on behalf of others. The Company estimates that cancellations and delays in digital third party sales due to the economic impacts of the COVID-19 pandemic resulted in a $3.5 million adverse impact during the fourth quarter of fiscal 2020.

While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into fiscal 2021, the Company is seeing improvement in advertising related revenues into the first quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020 and, if the economy continues to recover, the Company expects this trend to continue into fiscal 2021. Future actions such as renewed shelter-in-place or business closing orders could negatively impact these expectations.

National media advertising related revenue increased 48 percent in fiscal 2019. The increase in print advertising was primarily due to the addition of print advertising revenues of Time partially offset by a 10 percent decline in comparative print advertising revenues. Approximately 30 percent of the decline in comparative print advertising revenue was due to changes to the marketing of Fit Pregnancy and Baby and Family Fun magazines. While the women’s service category of titles saw a slight increase in print advertising revenues, the lifestyle and parenthood categories saw declines. Digital advertising increased primarily due to the addition of digital advertising revenues of Time. Comparative digital advertising revenues increased 14 percent in fiscal 2019. The increase in third party sales was primarily due to the addition of Time.

Consumer Related Revenue
Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Fiscal 2020 consumer related revenues declined 9 percent as compared to the prior year.

Approximately 65 percent of the decline in subscription revenue was due to the portfolio changes detailed above. In addition, a trade book line of business was closed, which resulted in a $5.4 million decrease in subscription revenue in fiscal 2020. The remaining decrease in subscription revenue in fiscal 2020 was due primarily to a change in mix to subscriptions received directly by the Company. Subscriptions received directly by the Company tend to have lower subscription revenues, lower acquisition costs, and higher renewal rates. Digital and other consumer driven revenue increased primarily due to increases in ecommerce revenues from direct product sales and lead generation referrals. The Company estimates that shelter-in-place orders and reductions in travel due to the COVID-19 pandemic resulted in a $17.6 million adverse impact on newsstand revenues in the fourth quarter and full year of fiscal 2020.

Consumer related revenue increased 69 percent in fiscal 2019. The increases in subscription and newsstand revenues were primarily due to the addition of subscription revenues of Time partially offset by approximately 10 percent declines in comparative subscription and newsstand revenues. Digital and other consumer driven revenue increased primarily due to the growth in e-commerce revenues. The increases in the remaining categories of consumer related revenue were primarily due to the addition of Time revenues.

Other Revenue
Other revenue increased 15 percent in fiscal 2020 primarily due to the delivery of episodes of a streaming program created for a third party. The Company estimates that the cancellation of events sponsored by the Company due to the COVID-19 pandemic resulted in a $9.0 million adverse impact on other revenues in the fourth quarter of 2020.

Fiscal 2019 other revenue decreased 48 percent primarily due to declines of $83.6 million in Meredith Xcelerated Marketing (MXM) revenues due to the sale of MXM in fiscal 2018.

Operating Expenses

Operating Costs and Expenses
National media operating costs and expenses decreased 11 percent in fiscal 2020 primarily due to lower combined production, distribution, and paper costs of $86.4 million, a reduction in employee-related compensation costs of $54.1 million, a decline in non-payroll editorial costs of $48.0 million, and a reduction in depreciation and amortization expense of $30.0 million.

The Company estimates the economic impacts of the COVID-19 pandemic resulted in a reduction in national media operating costs and expenses of $52.8 million in fiscal 2020, relating to reductions in production, distribution, editorial, employee-related compensation, performance-based compensation expenses, and selling expenses.

While the Company is not able to estimate the impact of the COVID-19 pandemic on operating costs and expenses into fiscal 2021, the Company expects that to the extent advertising related revenues recover, related direct costs and expenses will also increase.

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

Acquisition, Disposition, and Restructuring Related Activities
National media acquisition, disposition, and restructuring related activities decreased $51.9 million in fiscal 2020 primarily due to declines in severance and related benefit expenses of $36.7 million and a reduction in integration costs of $18.3 million.

Fiscal 2019 national media acquisition, disposition, and restructuring related activities increased 26 percent primarily due to an increase in integration costs of $21.8 million partially offset by a decrease in severance and related benefit expenses of $12.3 million.

Impairment of Goodwill and Other Long-Lived Assets
In the third quarter of fiscal 2020, the national media segment recorded a non-cash impairment of goodwill of $252.7 million, non-cash impairments of an operating lease asset and associated leasehold improvements and furniture and fixtures totaling $87.9 million, and non-cash impairments of trademarks of $21.2 million. In addition, in the first quarter of fiscal 2020, the national media segment recorded a $5.2 million non-cash impairment of a trademark. The magnitude of the impairments of goodwill and other long-lived assets recorded in the third quarter of fiscal 2020 was unfavorably impacted by the recent volatility of the financial markets and the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic.

The national media segment recorded non-cash impairment charges of $41.8 million in fiscal 2019 related to trademarks.

Operating Profit (Loss)

National media operations resulted in a $167.7 million loss in fiscal 2020 reflecting the $367.0 million non-cash impairment charges to reduce the carrying value of goodwill and other long-lived assets. Absent the impairment charges in both years, national media operating profit would have been $199.3 million, an increase of 19 percent when compared to $167.8 million in fiscal 2019. The increase was primarily due to previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses partially offset by a reduction in revenues as discussed above.

Fiscal 2019 national media operating profit grew to $126.0 million primarily due to operating income from Time of $79.1 million and an increase in the profit contribution of our digital consumer products operations of $7.6 million partially offset by a $33.9 million decrease in the profit contribution of our magazine operations and an increase in the impairment of trademarks of $19.1 million.

LOCAL MEDIA

The following discussion reviews operating results for the Company’s local media segment, which consists of 17 television stations and related digital and mobile media as well as MNI, which generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties. The local media segment contributed 27 percent of Meredith’s consolidated revenues in fiscal 2020.

Fiscal 2020 local media revenues declined 11 percent and operating profit decreased 48 percent primarily due to lower political advertising due to the cyclical nature of such revenues, the impacts of the COVID-19 pandemic on revenues, and a non-cash impairment charge.

Local media revenues rose 25 percent and operating profit grew 49 percent in fiscal 2019 primarily reflecting increased cyclical political advertising and higher retransmission consent revenues.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2020	Change	2019	Change	2018
(In millions)
Revenues	$769.3	(11)%	$863.8	25%	$693.1
Operating expenses
Costs and expenses	(598.7)	2%	(584.3)	16%	(505.5)
Acquisition, disposition, and restructuring related activities	(2.3)	92%	(1.2)	33%	(0.9)
Impairment of long-lived assets	(22.3)	n/m	—	—	—
Total operating expenses	(623.3)	6%	(585.5)	16%	(506.4)
Operating profit	$146.0	(48)%	$278.3	49%	$186.7
n/m - Not meaningful

Revenues

The table below presents the components of local media revenues for the last three fiscal years.

Years ended June 30,	2020	Change	2019	Change	2018
(In millions)
Advertising related
Non-political spot	$285.6	(12)%	$323.3	(3)%	$333.7
Political spot	23.9	(77)%	102.9	n/m	16.1
Digital	17.7	12%	15.8	4%	15.2
Third party sales	80.7	(16)%	96.2	86%	51.7
Total advertising related	407.9	(24)%	538.2	29%	416.7
Consumer related	347.9	10%	316.5	17%	270.9
Other	13.5	48%	9.1	65%	5.5
Total revenues	$769.3	(11)%	$863.8	25%	$693.1
n/m - Not meaningful

Advertising Related Revenue
Fiscal 2020 local media revenues decreased 11 percent as compared to the prior year. Advertising related revenue declined 24 percent. Political spot advertising revenues totaled $23.9 million in the current year compared with $102.9 million in the prior year. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns.

Non-political spot advertising revenues declined 12 percent. Local non-political spot advertising revenues decreased 13 percent and national non-political spot advertising revenues declined 9 percent in fiscal 2020. The Company estimates that cancellations and delays in non-political spot revenues due to the economic impacts of the COVID-19 pandemic resulted in a $37.2 million adverse impact on non-political spot revenues during fiscal 2020, with $30.7 million of this impact occurring in the fourth quarter of fiscal 2020.

Digital advertising revenues increased 12 percent in fiscal 2020 primarily due to increased programmatic ad and video sales. The Company estimates that cancellations and delays in digital advertising revenues due to the economic impacts of the COVID-19 pandemic resulted in a $0.8 million adverse impact on digital advertising revenues during the fourth quarter of fiscal 2020.

Third party sales, which represent revenue generated through selling advertising space on third-party platforms, declined 16 percent in fiscal 2020 primarily due to decreased coverwrap and print insert sales. The Company estimates that cancellations and delays in third party sales due to the economic impacts of the COVID-19 pandemic resulted in a $7.4 million adverse impact on third party sales revenue during fiscal 2020, with $6.4 million of this impact occurring in the fourth quarter of fiscal 2020.

Local media revenues increased 25 percent in fiscal 2019. Advertising related revenues increased 29 percent. Political advertising revenues increased primarily due to the November 2018 elections. Political spot advertising revenues totaled $102.9 million in fiscal 2019 compared with $16.1 million in fiscal 2018. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental.

Non-political spot advertising revenues decreased 3 percent in fiscal 2019 due primarily to political spot advertising displacement. Local non-political advertising revenues declined 5 percent and national non-political advertising revenues decreased 3 percent in fiscal 2019. Digital advertising revenues increased slightly as compared to the prior year. Third party sales increased primarily due to the addition of revenues from Time.

While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into fiscal 2021, the Company saw month-by-month improvement in advertising related revenues during the fourth quarter of fiscal 2020 and, if the economy continues to recover, the Company expects this trend to continue into fiscal 2021. Future actions such as renewed shelter-in-place or business closing orders could negatively impact these expectations.

Consumer Related Revenue
Consumer related revenue represents retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenue increased in fiscal 2020 and fiscal 2019 primarily due to annual escalators and renegotiated contracts.

Other Revenue
Other revenue increased 48 percent in fiscal 2020 primarily due to increased revenues from programming streams on digital channels. Fiscal 2019 other revenue increased 65 percent primarily due to an increase in closed captioning revenues.

Operating Expenses

Operating Costs and Expenses
Fiscal 2020 operating costs and expenses increased 2 percent primarily due to higher programming fees paid to affiliated networks of $27.2 million partially offset by reductions in third party acquisition costs of $6.2 million and performance-based compensation expenses of $3.8 million.

The Company estimates the economic impacts of the COVID-19 pandemic resulted in a reduction in local media operating costs and expenses of $12.5 million in fiscal 2020. Of the reductions in third party acquisition costs and performance-based compensation expenses noted above, the Company estimates that $5.4 million and $1.7 million, respectively, were related to the economic impacts of the COVID-19 pandemic. The Company also estimates that employee-related compensation expenses declined $3.9 million and other costs and expenses were lower by $1.5 million due to the economic impacts of the COVID-19 pandemic.

While the Company is not able to estimate the impact of the COVID-19 pandemic on operating costs and expenses into fiscal 2021, the Company expects that, to the extent advertising related revenues recover, related direct costs and expenses will also increase.

Fiscal 2019 operating costs and expenses increased 16 percent primarily due to the addition of operating expenses from Time of $44.6 million and the addition of higher programming fees paid to affiliated networks of $30.5 million.

Impairment of Long-Lived Assets
In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $22.3 million to reduce the value of one of the local media segment's FCC licenses.

Operating Profit

Fiscal 2020 operating profit declined 48 percent primarily due to lower political advertising revenues of $79.0 million, an estimated reduction in operating profit of $32.9 million due to the economic impacts of the COVID-19 pandemic, and the non-cash impairment charge of $22.3 million.

Local media operating profit increased 49 percent in fiscal 2019 primarily due to the increase in high-margin political spot advertising revenues.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three fiscal years were as follows:

Years ended June 30,	2020	Change	2019	Change	2018
(In millions)
Costs and expenses	$50.3	(30)%	$71.9	22%	$58.7
Acquisition, disposition, and restructuring related activities	22.1	(51)%	45.4	(64)%	126.1
Unallocated corporate expenses	$72.4	(38)%	$117.3	(37)%	$184.8

Unallocated corporate expenses decreased 38 percent in fiscal 2020 primarily due to decreases in integration and exit costs of $22.7 million, performance-based compensation expenses of $17.2 million, employee-related compensation costs of $6.1 million, and consulting services expenses of $4.3 million partially offset by increases in other miscellaneous business expenses.

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

Of the $17.2 million reduction in performance-based compensation expenses in fiscal 2020, the Company estimates that $4.4 million of that reduction was due to the impact of the COVID-19 pandemic on revenues and operating results of the Company. Other than the reduction in performance-based compensation expenses and a reduction of $1.1 million in other expenses, the Company estimates that the COVID-19 pandemic did not have a significant impact on unallocated corporate operating costs and expenses during fiscal 2020. In addition, the Company does not anticipate that the COVID-19 pandemic will have a significant impact on unallocated corporate operating costs and expenses in fiscal 2021.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2020	Change	2019	Change	2018
(In millions)
Production, distribution, and editorial	$1,047.6	(10)%	$1,161.2	34%	$868.0
Selling, general, and administrative	1,259.1	(7)%	1,350.0	37%	987.5
Acquisition, disposition, and restructuring related activities	26.8	(73)%	100.9	(41)%	170.1
Depreciation and amortization	219.9	(11)%	247.6	92%	129.0
Impairment of goodwill and other long-lived assets	389.3	n/m	41.8	84%	22.7
Operating expenses	$2,942.7	1%	$2,901.5	33%	$2,177.3
n/m - Not meaningful

Production, Distribution, and Editorial Costs
Production, distribution, and editorial costs decreased 10 percent in fiscal 2020 primarily due to lower combined production, distribution, and paper costs of $86.4 million and a decline in non-payroll related editorial costs of $48.0 million partially offset by an increase in programming fees paid to affiliated networks of $27.2 million.

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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses declined 7 percent primarily due to a reduction in employee compensation costs of $49.0 million, decreases in performance-based compensation expenses of $26.5 million, and a reduction in third party acquisition costs of $17.5 million.

Fiscal 2019 selling, general, and administrative expenses increased 37 percent primarily due to an increase in selling, general, and administrative expenses of Time in our national and local media segments of $406.0 million. These increases were partially offset by a decrease in selling, general, and administrative expenses of MXM of $60.0 million.

Acquisition, disposition, and restructuring related activities
Acquisition, disposition, and restructuring related activities expense declined by 73 percent in fiscal 2020 primarily due to reductions in severance and related benefit costs of $36.7 million and declines in integration and exit costs of $41.0 million.

Fiscal 2019 acquisition, disposition, and restructuring related activities expense primarily included $51.5 million of severance and related benefit costs and $64.6 million of integration costs primarily for business advisors and software and systems implementations and modifications, and a credit for a gain on the sale of the Company's 30 percent interest in Charleston Tennis of $6.4 million.

Depreciation and Amortization
Depreciation and amortization expense decreased 11 percent in fiscal 2020 primarily due to reductions in depreciation expense of $18.6 million and in amortization expense of $11.4 million in our national media segment.

The increase in fiscal 2019 depreciation and amortization expense was primarily due to the addition of Time’s depreciation and amortization expense.

Impairment of Goodwill and Other Long-lived Assets
The Company recorded a non-cash impairment charge of $252.7 million in fiscal 2020 to reduce the carrying value of the national media segment's goodwill. In addition, the Company recognized a non-cash impairment charge of $87.9 million in the national media segment related to vacant leased space at its location in New York City. The Company also recorded non-cash impairment charges of $26.4 million to reduce the value of several of the national media segment's trademarks and $22.3 million to reduce the value of one of the local media segment's FCC licenses. The magnitude of the impairments of goodwill and other long-lived assets were unfavorably impacted by the volatility of the financial markets and the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic.

The impairment of long-lived assets recorded in fiscal 2019 and fiscal 2018 related primarily to non-cash impairments of trademarks in the national media segment.

Operating Expenses
Employee compensation, including benefits, was the largest component of our operating expenses in fiscal 2020. Employee compensation represented 23 percent of total operating expenses in fiscal 2020, compared to 26 percent in fiscal 2019, and 38 percent in fiscal 2018. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2020, representing 13 percent of the total. These expenses were 15 percent of total operating expenses in fiscal 2019 and 14 percent of total operating expenses in fiscal 2018.

Income (Loss) from Operations

Fiscal 2020 loss from operations of $94.1 million was a decrease of $381.1 million from fiscal 2019 income from operations of $287.0 million. The decrease is primarily due to non-cash impairment charges of $389.3 million. Absent impairment charges in both years, fiscal 2020 income from operations would have been $295.2 million, a decrease of 10 percent compared to $328.8 million in fiscal 2019, primarily due to an estimated impact from the COVID-19 pandemic of $83.1 million and a reduction in political revenues of $79.0 million more than offsetting a reduction in acquisition, disposition, and restructuring related activities of $74.1 million, a decrease in depreciation and amortization of $27.7 million, and a decline in performance-based compensation expenses of $17.3 million.

Fiscal 2019 income from operations of $287.0 million increased $200.1 million primarily due to the increase in operating profit of our local media segment of $91.7 million resulting from the cyclical nature of political advertising, the addition of operating income from Time of $79.7 million, and a reduction in acquisition, disposition, and restructuring related activities of $69.2 million.

Non-operating Income (Expense), net

Fiscal 2020 net non-operating expense was $1.3 million as compared to fiscal 2019 net non-operating income of $24.2 million. The change was primarily due to an increase in pension settlement charges of $16.4 million and the reduction in the pension and other postretirement plans benefit credits $10.7 million.

Net non-operating income was $24.2 million in fiscal 2019, an increase of $23.5 million from $0.7 million in fiscal 2018. This increase was primarily due to an increase in the pension and other postretirement plans benefit credit and a gain on the sale of the Company's 30 percent interest in Charleston Tennis, which was sold in September 2018.

Interest Expense, net

Net interest expense was $145.8 million in fiscal 2020, $170.6 million in fiscal 2019, and $97.2 million in fiscal 2018. Average long-term debt outstanding was $2.4 billion in fiscal 2020, $2.7 billion in fiscal 2019, and $1.9 billion in fiscal 2018. The Company’s approximate weighted average interest rate was 6.1 percent in fiscal 2020, 7.1 percent in fiscal 2019, and 5.1 percent in fiscal 2018. The weighted average interest rates include the effects of extinguishment losses during fiscal 2019 and 2018, and derivative financial instruments until their termination in January 2018.

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

Income Taxes

The Company’s effective tax rate was 13.3 percent in fiscal 2020, 8.2 percent in fiscal 2019, and 1,282.4 percent in fiscal 2018. In fiscal 2020, the Company recorded a tax benefit of $32.2 million for an effective rate of 13.3 percent. The fiscal 2020 effective tax rate was impacted primarily by the national media goodwill impairment charge. In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge.

In fiscal 2019, the Company recorded income tax expense of $11.5 million for an effective rate of 8.2 percent. The fiscal 2019 effective tax rate was primarily impacted by a credit to income taxes of $23.5 million related to write-off of worthless stock and related bad debt. For fiscal 2018, Meredith recorded a tax benefit of $123.6 million primarily reflecting the remeasurement of the Company’s deferred tax assets and liabilities and a reduced tax rate as a result of the Tax Act. This tax benefit was offset in part by non-deductible expenses including transaction costs.

On December 22, 2017, the U.S. enacted the Tax Act, which significantly changed previous U.S. tax laws, including a reduction in the corporate tax rate from 35 percent to 21 percent and other changes such as bonus depreciation that allows for full expensing of qualified property and limitations on the deductibility of interest expense and certain executive compensation. For fiscal 2018, the change in the corporate tax rate resulted in a blended U.S. federal statutory rate for the Company of 28.1 percent.

In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional net tax benefit of $133.0 million for the year ended June 30, 2018. This net benefit primarily consists of a benefit for the corporate rate reduction. As the Company was projecting a net operating loss for the year ended June 30, 2018, deferred tax assets and liabilities expected to be recognized in the year ended June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate. Any legislative changes, as well as any other new or proposed Treasury regulations to address questions that arise because of the Tax Act, may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Share from Continuing Operations

The loss from continuing operations was $209.0 million ($9.85 per diluted share) for the year ended June 30, 2020, compared to earnings from continuing operations of $129.1 million ($1.12 per diluted share) in the prior year. The current year losses reflect the non-cash impairment charges of $389.3 million ($327.6 million after tax) recorded in fiscal 2020. Absent impairment charges in both years, fiscal 2020 earnings from continuing operations would have been $118.6 million, a decrease of 26 percent from fiscal 2019 earnings from continuing operations of $160.3 million. This decrease is primarily due to the impact of the COVID-19 pandemic and lower political advertising revenues partially offset by ongoing cost-savings.

Fiscal 2019 earnings from continuing operations were $129.1 million ($1.12 per diluted share) compared to earnings from continuing operations of $114.0 million ($1.79 per diluted share) for fiscal 2018. The increase in earnings from continuing operations is primarily due to the growth in income from operations as discussed above partially offset by the tax benefit recorded in fiscal 2018 due to the Tax Act and an increase in interest expense.

Loss from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations represents the results of operations and gain/loss on the sales, net of income taxes, of the properties that were held-for-sale during fiscal 2020, fiscal 2019, and fiscal 2018. The revenues and expenses of Sports Illustrated; FanSided, a Sports Illustrated brand marketed separately from Sports Illustrated; and the Company's investments in Viant and Xumo, which were sold in fiscal 2020, were included in loss from discontinued operations, net of income taxes on the Consolidated Statements of Earnings (Loss) for the fiscal 2020 period prior to their sales.

The fiscal 2019 loss from discontinued operations represents the operating results of the TIME and Fortune brands until their respective sale dates; the operations of Sports Illustrated as the Company continued to operate the brand until its second close date in fiscal 2020, and its related impairment charge; and the operations of the properties that were held-for-sale as of June 30, 2019.

For fiscal 2018, the loss from discontinued operations represents the operating results of Golf Magazine until the date it was sold and the associated loss on its sale; the operating results of TIUK until the date it was sold and the associated loss on its sale; and the operations of the properties that were held-for-sale as of June 30, 2018.

The revenues and expenses for each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Consolidated Statements of Earnings (Loss) titled loss from discontinued operations, net of income taxes for the years ended June 30, 2020, 2019, and 2018, as follows:

Years ended June 30,	2020	2019	2018
(In millions except per share data)
Revenues	$112.1	$423.4	$253.8
Costs and expenses	(108.6)	(408.5)	(242.7)
Impairment of goodwill	(16.0)	(8.5)	—
Interest expense	(2.1)	(21.4)	(11.9)
Gain (loss) on disposal	12.3	2.1	(12.3)
Loss before income taxes	(2.3)	(12.9)	(13.1)
Income tax expense	(23.0)	(69.9)	(1.5)
Loss from discontinued operations, net of income taxes	$(25.3)	$(82.8)	$(14.6)
Loss per common share from discontinued operations
Basic	$(0.56)	$(1.83)	$(0.32)
Diluted	(0.56)	(1.82)	(0.32)

Net Earnings (Loss) and Earnings (Loss) per Share

The net loss was $234.3 million in fiscal 2020, compared to net earnings of $46.3 million in the prior year. Primarily due to the effects of preferred stock dividends payable on redemption of the preferred stock, the Company had a net loss attributable to common shareholders of $476.0 million ($10.41 per diluted common share) for the year ended June 30, 2020, and a net loss attributable to common shareholders of $32.0 million ($0.70 per diluted common share) for fiscal 2019. The current year losses reflect the non-cash impairment charges of $389.3 million ($327.6 million after tax) recorded in fiscal 2020. Absent the impairment charges in both years, fiscal 2020 net earnings would have been $93.3 million, an increase of 20 percent from the prior year net earnings of $77.5 million. The increase reflects previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses and smaller losses on discontinued operations partially offset by a reduction in revenues. Both basic average common shares outstanding and diluted average common shares outstanding increased in fiscal 2020 as compared to fiscal 2019.

Net earnings were $46.3 million in fiscal 2019, down 53 percent from net earnings in fiscal 2018 of $99.4 million. The decrease in net earnings was primarily due to there being income tax expense in fiscal 2019 as compared to an income tax benefit recorded in fiscal 2018, increased interest expense, and an increase in the loss from discontinued operations. Due to the effects of other participating securities, the Company had a net loss attributable to common shareholders of $32.0 million ($0.70 per diluted share) in fiscal 2019 compared to net earnings attributable to common shareholders of $66.4 million ($1.47 per diluted share) for fiscal 2018. Both basic average common shares outstanding and diluted average common shares outstanding increased in fiscal 2019 as compared to fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2020	2019	2018
(In millions)
Cash flows from operating activities	$306.6	$245.3	$149.9
Cash flows from investing activities	3.1	374.3	(2,616.7)
Cash flows from financing activities	(216.7)	(1,013.6)	2,917.5
Effect of exchange rate changes	(0.5)	(1.4)	(4.1)
Change in cash held-for-sale	(5.1)	2.8	(31.3)
Net cash flows	$87.4	$(392.6)	$415.3
Cash and cash equivalents	$132.4	$45.0	$437.6
Total long-term debt	3,045.4	2,370.4	3,195.5
Shareholders’ equity	388.2	974.6	1,097.5
Debt to total capitalization	89%	71%	74%

OVERVIEW

Meredith’s primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. Our core businesses—magazine advertising, digital advertising, and television broadcasting—have been strong cash generators. Despite the introduction of many new technologies, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, changes in the level of demand for magazine, digital, and television advertising or our other products as well as changes in costs can have a significant effect on operating results and cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, and debt repayments) into the foreseeable future. At June 30, 2020, we had up to $346.9 million available under our revolving credit facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $87.4 million in fiscal 2020, decreased $392.6 million in fiscal 2019, and increased $415.3 million in fiscal 2018. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising related revenue accounted for approximately 50 percent of total revenues in each of the past three fiscal years. Other sources of operating cash inflows include cash received from magazine circulation sales, retransmission consent fees, affinity marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, network programming fees, employee benefits (including pension plans), broadcast programming rights, and other services and supplies.

Cash provided by operating activities totaled $306.6 million in fiscal 2020 compared with $245.3 million in fiscal 2019. The increase in cash provided by operating activities was primarily due to working capital improvements and a reduction in cash paid for severance and integration costs.

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

Changes in the Company’s cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We did not make a pension contribution to our domestic plans in fiscal 2020, fiscal 2019, or fiscal 2018. We do not anticipate a required contribution for the domestic pension plans in fiscal 2021.

In connection with the sale of TIUK in fiscal 2018, we contributed £60 million to the IPC Plan defined benefit pension plan in the U.K. From February 2018 through June 2020, we made a required £0.9 million per month contribution to the IPC Plan. We expect to continue to make the required £0.9 million per month contribution through fiscal 2021. In the event that on November 25, 2021, the IPC Plan has a funding deficit valuing its liabilities with a gilts plus 50 basis point discount rate, the Company, as the sponsor of the IPC Plan, will make a contribution equal to that funding deficit. In the event that on November 25, 2025, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2026, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2027, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to that funding deficit. Contributions shall cease to be payable from the date that the IPC Plan is confirmed to be fully funded.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $3.1 million in fiscal 2020 due to proceeds from the sale of the Money and FanSided brands and our interests in Viant and Xumo. These proceeds were almost entirely offset by cash paid for acquisitions and capital expenditures. Net cash provided by investing activities was $374.3 million in fiscal 2019 due to proceeds from the sale of TIME, Fortune, and our remaining interest in Charleston Tennis LLC and proceeds received in advance of the sale of Sports Illustrated.

Net cash provided by investing activities increased to $374.3 million in fiscal 2019 primarily due to proceeds from the sale of TIME, Fortune, and our remaining interest in Charleston Tennis LLC and proceeds received in advance of the sale of Sports Illustrated. Net cash used in investing activities was $2.6 billion in fiscal 2018 primarily due to the acquisition of Time partially offset by cash received from the sales of TIUK and MXM.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, the payment of dividends, and the payment of acquisition-related contingent consideration.

Net cash used in financing activities was $216.7 million in fiscal 2020, compared to $1.0 billion in the prior year. The reduction in cash used in financing activities is primarily due to $675.0 million of net debt issuances in fiscal

2020 as compared to $827.0 million of net debt repayments in fiscal 2019. In fiscal 2020, we paid $722.0 million to redeem our Series A preferred stock and $26.6 million in original issue discount and debt issuance costs, which offset the net debt proceeds received in fiscal 2020.

Net cash used in financing activities totaled $1.0 billion in fiscal 2019, compared with net cash provided by financing activities of $2.9 billion in fiscal 2018. The change in cash flows from financing activities is primarily due to $827.0 million of net debt repayments in fiscal 2019, compared to $2.5 billion of net debt issuances in fiscal 2018. In addition, $631.0 million of preferred equity was issued in fiscal 2018. The debt and preferred equity issuances were related to the acquisition of Time.

Long-term Debt

At June 30, 2020, total long-term debt outstanding was $3.1 billion consisting of $1.5 billion under variable-rate term loans and $1.6 billion in fixed-rate senior notes.

The variable-rate credit facility includes the Term Loan B and an incremental secured term loan (Incremental Term Loan) with $1.1 billion and $410.0 million of aggregate principal, respectively, and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2020, there were no borrowings outstanding under the revolving credit facility. There were $3.1 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.9 million at June 30, 2020. The Incremental Term Loan amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, which is in 2025, at which time the remaining principal on the Term Loan B will also mature. The interest rate under the Term Loan B is based on LIBOR plus 2.50 percent and bore interest at a rate of 3.26 percent at June 30, 2020. The interest rate under the Incremental Term Loan is based on LIBOR plus 4.25 percent with a floor of 1.00 percent for LIBOR and bore interest at a rate of 5.25 percent at June 30, 2020.

Our credit agreements include a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at June 30, 2020, as we were below the specified utilization level on the revolving credit line. The revolving credit facility was amended in June 2020, and certain covenants and terms were modified during the Covenant Relief Period, which is effective until March 31, 2022. During the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.50 percent. After the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.00 percent. It also has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The fixed-rate Senior Notes include the 2026 Unsecured Senior Notes with $1.3 billion of aggregate principal and the 2025 Secured Senior Notes with $300.0 million of aggregate principal. The Senior Unsecured Notes mature in 2026 with an interest rate of 6.875 percent per annum, and the Senior Secured Notes mature in 2025 with an interest rate of 6.50 percent per annum. Total outstanding principal is due at the final maturity dates.

Preferred Stock

On January 31, 2018, in exchange for a preferred equity investment of $650.0 million, Meredith issued 650,000 shares of Series A preferred stock as well as detachable warrants to purchase up to 1,625,000 shares of Meredith's common stock with an exercise price of $1.00 per share and options to purchase up to 875,000 shares of Meredith's common stock with an exercise price of $70.50 per share. On June 30, 2020, the Company redeemed all its outstanding Series A preferred stock. The detachable warrants and options continue to be outstanding as of June 30, 2020.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2020:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
(In millions)
Total long-term debt	$3,045.4	$4.1	$8.2	$1,460.2	$1,572.9
Debt interest [1]	858.8	156.8	313.0	291.7	97.3
Broadcast rights and network programming	707.6	251.2	451.1	4.6	0.7
Operating leases	673.7	60.7	119.2	122.1	371.7
Financing leases	4.6	1.0	2.1	1.0	0.5
Contingent consideration [2]	5.0	1.3	3.7	—	—
Purchase obligations and other	126.0	81.5	40.9	2.4	1.2
Benefit plans	368.9	35.5	66.9	74.6	191.9
Liability to Time Warner [3]	28.9	—	28.9	—	—
Total contractual cash obligations	$5,818.9	$592.1	$1,034.0	$1,956.6	$2,236.2

1
Debt interest represents semi-annual interest payments due on fixed-rate Senior Notes and estimated interest payments on variable-rate term loans outstanding at June 30, 2020. Interest payments on variable-rate debt are estimated using the interest rate as of June 30, 2020.

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

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2020, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $53.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 to the consolidated financial statements for further discussion of income taxes.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under existing credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 13. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit totaling $3.1 million that expire within one year.
Share Repurchase Program

We have maintained a program of Company share repurchases for 32 years. In fiscal 2020, we spent $4.7 million to repurchase an aggregate of 120,000 shares of Meredith common and class B stock at then current market prices. We spent $10.0 million to repurchase an aggregate of 190,000 shares in fiscal 2019 and $31.1 million to repurchase an aggregate of 520,000 shares in fiscal 2018.

We expect to continue repurchasing shares from time to time subject to market conditions. In May 2014, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company’s stock through public and private transactions. As of June 30, 2020, $46.6 million remained available under the current authorization for future repurchases. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2020. Pursuant to the terms of our debt facilities, we may be subject to certain limitations with respect to our ability to conduct share repurchases, as further discussed under Item 1A-Risk Factors.

Dividends

Meredith had paid quarterly dividends continuously since 1947, and we increased our dividend annually for 27 consecutive years. The last increase occurred in February 2020 when the Board of Directors approved the quarterly dividend of 0.595 cents per share effective with the dividend payable in March 2020. However, in April 2020, we announced that in response to uncertainties surrounding the COVID‑19 pandemic, Meredith paused the common and class B stock dividends. The Board remains committed to paying a dividend in the future when circumstances permit and will consider the following factors, among others, when evaluating the Company’s dividend policy going forward: seeing a path to economic recovery, including recovery of the advertising market, evaluating the Company’s cash flow needs to support future growth, and ensuring compliance with terms of the Company’s debt agreements.

Dividend payments on common and class B stock totaled $83.0 million, or $1.745 per share, in fiscal 2020 compared with $106.0 million, or $2.240 per share, in fiscal 2019, and $98.6 million, or $2.130 per share, in fiscal 2018. The Series A preferred stock was paid a quarterly dividend at a rate of 8.5 percent per annum. As the Series A preferred stock was redeemed in June 2020, there will be no future dividend payments. Dividend payments on the Series A preferred stock totaled $56.5 million in fiscal 2020, $55.9 million fiscal 2019, and $22.9 million in fiscal 2018.

Pursuant to the terms of our debt facilities, we may be subject to certain limitations with respect to our ability to pay dividends on our stock, as further discussed under Item 1A-Risk Factors.

Capital Expenditures

Spending for property, plant, and equipment totaled $55.4 million in fiscal 2020, $46.4 million in fiscal 2019, and $53.2 million in fiscal 2018. Spending for all fiscal years primarily related to assets acquired in the normal course of business. The Company incurred $2.3 million in fiscal 2020, $6.0 million in fiscal 2019, and $6.3 million in fiscal 2018, related to the spectrum repack required by the FCC. We anticipate spending an additional $0.5 million in fiscal 2021 to complete the repack. We received reimbursements from the FCC’s special fund of $5.5 million in fiscal 2020 and $6.1 million in fiscal 2019, respectively, and expect to receive additional reimbursements to cover the majority of our capital costs and expense related to the repacking. While we expect to receive all reimbursements submitted, we cannot predict that the fund will be sufficient to reimburse all of our expenses related to the repacking and the timing of reimbursement or any spectrum-related FCC regulatory action. We have no material commitments for future capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

Off-Balance Sheet Arrangements

We did not have during the years presented, and we do not currently have, any off-balance sheet arrangements.

Guarantor Financial Information

The 2026 Unsecured Senior Notes are general unsecured senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint, and several basis, by the combined “Guarantor Subsidiaries.” The other subsidiaries (the Non-Guarantor Subsidiaries) of the Company do not guarantee the 2026 Unsecured Senior

Notes. Under the terms of the indenture governing the 2026 Unsecured Senior Notes, Meredith Corporation and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the 2026 Unsecured Senior Notes.

The following summarized financial information presents summarized balance sheet information as of June 30, 2020, and 2019, and summarized statement of loss information for the year ended June 30, 2020, for Meredith Corporation (Parent Issuer) and Guarantor Subsidiaries on a combined basis.

Summarized Balance Sheet	June 30, 2020	June 30, 2019
(In millions)
Assets
Current assets	$859.2	$1,209.5
Intercompany receivable due from non-guarantor subsidiaries	1,177.8	1,233.5
Intangible assets, net	1,637.4	1,808.8
Goodwill	1,691.7	1,954.4
Other assets	1,077.4	813.0

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities	723.5	1,180.4
Intercompany payable due to non-guarantor subsidiaries	1,206.0	1,039.0
Long-term debt	2,981.8	2,333.3
Other liabilities	1,379.0	999.2
Redeemable preferred stock	—	540.2

Summarized Statement of Loss	Year ended June 30, 2020
(In millions)
Revenues	$2,783.0
Total operating expenses	2,965.3
Loss from continuing operations	(270.3)
Net loss	(279.0)

CRITICAL ACCOUNTING POLICIES

Meredith’s consolidated financial statements are prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Some of these estimates and assumptions are inherently difficult to make and subjective in nature. We base our estimates on historical experience, recent trends, our expectations for future performance, and other assumptions as appropriate. We reevaluate our estimates on an ongoing basis; actual results, however, may vary from these estimates.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At June 30, 2020, goodwill and intangible assets totaled $3.4 billion, or 61 percent of Meredith’s total assets, with $2.6 billion in the national media segment and $0.8 billion in the local media segment. The impairment analyses of these assets are considered critical because of their significance to the Company and our national media and local media segments.

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

Meredith uses the discounted cash flow and guideline public company methods for determining fair value. The Company selected 60 percent weighting of the discounted cash flow and 40 percent weighting of the guideline public company methods as the valuation approach to estimate fair value. The discounted cash flow model requires us to make significant estimates and assumptions to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the assets. These estimates depend upon assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Future cash flow projections can vary within a range of outcomes depending on the assumptions and estimates used.

During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by COVID-19 required an interim evaluation of goodwill at March 31, 2020. The impairment test determined the carrying value of goodwill in the national media segment exceeded its estimated fair value. As a result, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill in the national media segment in the third quarter of fiscal 2020. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge. In addition, during the third quarter of fiscal 2020, the Company experienced revenue declines, primarily related to advertising, as advertisers faced economic challenges caused by the COVID-19 pandemic. These declines caused the Company to revise forecasts and to determine that it had a triggering event to test the value of intangible assets not subject to amortization for impairment as of March 31, 2020. As a result, the national media segment recorded non-cash impairment charges of $21.2 million to partially impair certain national media segment trademarks. In addition, the local media segment recorded a non-cash impairment charge of $22.3 million to partially impair one of its FCC licenses. During the first quarter of fiscal 2020, the Company also recorded an impairment charge of $5.2 million on a national media trademark. The fair values of the trademarks are determined based on significant inputs not observable in the market. The Company performed its fiscal 2020 annual impairment review for the national media and local media reporting units using qualitative assessments as of its measurement date of May 31, 2020. Based on the results of the assessments, there was no further indication of impairment.

As goodwill and intangible assets of the national media reporting unit were written down to their estimated fair values as of March 31, 2020, those amounts are more susceptible to risk of impairment if business operating results or macroeconomic conditions deteriorate. Changes in key assumptions about the national media and local media businesses and their prospects or changes in market conditions could result in an impairment charge. See Item 1A.-Risk Factors for other factors that could affect our assumptions.

In fiscal 2019, the Company’s decisions to discontinue the print publication of Money and transition Coastal Living from a subscription magazine to a newsstand only title resulted in the impairment of these trademarks. The lack of sales growth resulted in the carrying value of the trademarks for the Shape and Family Circle brands to exceed their fair values. Accordingly, at May 31, 2019, the national media segment recorded non-cash impairments charge of

$41.8 million to fully impair the Money and Coastal Living brand trademarks and to partially impair the Shape and Family Circle brand trademarks.

During fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather include it as a feature within Parents magazine and to discontinue FamilyFun as a subscription title and instead publish it only for sale on the newsstand. These decisions were determined to be triggering events requiring Meredith to evaluate the trademarks within our Parents Network for impairment. As a result of those analyses, the Company recorded non-cash impairment charges of $22.7 million related to those trademarks.

See Note 6 to the consolidated financial statements for additional information.

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

The tax benefit in fiscal 2020 was primarily due to the tax effect of the impairment charges for national media goodwill. As a result, Meredith’s tax rate for fiscal 2020 was 13.3 percent. Net deferred tax liabilities totaled $463.8 million, or 9 percent of total liabilities, at June 30, 2020.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update 2016-02, Leases, became effective for the Company on July 1, 2019. The adoption of the update had a material impact on our consolidated financial position, but did not have a material impact on our results of operations or cash flows.

There were no other new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements in fiscal 2020. In fiscal 2021, while the Company is still completing its assessment, we do not expect that the adoption of the new credit losses standard will have a material impact on our consolidated financial statements. See Note 1 to the accompanying consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular, the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2019.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2020, Meredith had $1.6 billion in fixed-rate long-term debt outstanding. There were no earnings or liquidity risks associated with the Company’s fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 100-basis point decrease in interest rates would increase the fair value of the fixed-rate debt of $1.4 billion by $60.5 million at June 30, 2020.

At June 30, 2020, $1.5 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $14.7 million.

Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our Term Loan B, Incremental Term Loan, and revolving credit facility could be subject to reference rates other than LIBOR.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2020, a 100-basis point decrease in interest rates would have resulted in a $0.3 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity, and objectivity of the financial information included in this Annual Report on Form 10-K for the year ended June 30, 2020. We take this responsibility very seriously as we recognize the importance of having well-informed, confident investors. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our consolidated financial results in a manner that is relevant, complete, and understandable. We welcome any suggestions from those who use our reports.

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

/s/ Jason Frierott

Jason Frierott
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Meredith Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2020, and the related notes and financial statement schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of July 1, 2019, due to the adoption of ASU 2016-02, Leases, and the related amendments.

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

Sufficiency of audit evidence over revenue

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company had $2,848.6 million in revenues for the year ended June 30, 2020, of which $1,399.0 million was advertising related, $1,348.7 million was consumer related, and $100.9 million was related to other revenue streams. Each of these categories of revenue has multiple revenue streams, and the Company’s process for revenue recognition differs between these discrete revenue streams.

We identified the sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment because of the number of revenue streams, related revenue recognition processes, number of information technology (IT) applications involved, and the need to involve IT professionals to assist with the performance of certain procedures.

The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we:

•	evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue,

•
assessed the recorded revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including agreements and other relevant and reliable third-party data, and

•
involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition process.

In addition, we evaluated the overall sufficiency of the audit evidence obtained over revenue.

Valuation of goodwill for the national media reporting unit

As discussed in Notes 1 and 6 to the consolidated financial statements, the goodwill balance as of June 30, 2020 was $1,719.3 million, of which $1,602.7 million related to the national media reporting unit. The Company performs goodwill impairment testing on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by COVID-19, required an interim evaluation of goodwill at March 31, 2020. The impairment test determined the carrying value of goodwill in the national media reporting unit exceeded its estimated fair value. As a result, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill in the national media segment in the third quarter of fiscal 2020 to its fair value.

We identified the evaluation of goodwill for the national media reporting unit as a critical audit matter because it involved a high degree of subjective auditor judgment. This evaluation included assessing assumptions used in estimating the fair value of the reporting unit, such as forecasted revenue growth rates, estimated costs, and the discount rate which were challenging to test as they required forward-looking assumptions. Additionally, minor changes to include those assumptions had a significant effect on the Company’s assessment of the reporting unit’s fair value. Assessing the implied control premium derived from the market capitalization reconciliation was also challenging as it required assistance from valuation professionals with specialized skills and knowledge of the matter.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s goodwill impairment assessment process, controls over the development of the above assumptions, and the market capitalization reconciliation. We performed sensitivity analyses over forecasted revenue growth rates and estimated costs to assess their impact on the Company’s determination of the fair value of the reporting unit. We evaluated the Company’s forecasted revenue growth rates and estimated costs by comparing the projections to the Company’s historic results, underlying business strategies, growth plans, industry trends, and analyst reports. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities, and

•	assessing the market capitalization reconciliation and the reasonableness of the implied control premium.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1948.

Des Moines, Iowa
August 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Meredith Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Meredith Corporation and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated August 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Des Moines, Iowa
August 27, 2020

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2020	2019
(In millions)
Current assets
Cash and cash equivalents		$132.4	$45.0
Accounts receivable (net of allowances of $29.2 in 2020 and $20.5 in 2019)		461.9	609.1
Inventories		34.2	62.7
Current portion of subscription acquisition costs		213.2	242.0
Assets held-for-sale		—	321.0
Other current assets		43.1	70.3
Total current assets		884.8	1,350.1
Property, plant, and equipment
Land		24.7	24.7
Buildings and improvements		161.1	157.2
Machinery and equipment		374.2	365.9
Leasehold improvements		142.7	177.5
Capitalized software		152.2	135.3
Construction in progress		28.4	37.3
Total property, plant, and equipment		883.3	897.9
Less accumulated depreciation		(483.4)	(447.6)
Net property, plant, and equipment		399.9	450.3
Operating lease assets		404.6	—
Subscription acquisition costs		221.6	273.9
Other assets		232.4	269.6
Intangible assets, net		1,647.5	1,813.6
Goodwill		1,719.3	1,979.4
Total assets		$5,510.1	$6,136.9

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity	June 30,	2020	2019
(In millions except per share data)
Current liabilities
Current portion of long-term debt		$4.1	$—
Current portion of operating lease liabilities		35.2	—
Accounts payable		121.1	242.6
Accrued expenses
Compensation and benefits		68.7	151.9
Distribution expenses		9.3	5.4
Other taxes and expenses		90.1	149.9
Total accrued expenses		168.1	307.2
Current portion of unearned revenues		403.2	458.9
Liabilities associated with assets held-for-sale		—	252.1
Total current liabilities		731.7	1,260.8
Long-term debt		2,981.8	2,333.3
Operating lease liabilities		466.7	—
Unearned revenues		267.5	318.6
Deferred income taxes		463.8	506.2
Other noncurrent liabilities		210.4	203.2
Total liabilities		5,121.9	4,622.1

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference, authorized 1.8 shares in 2020 and 2.5 shares in 2019; issued 0.0 shares in 2020 and 0.7 shares in 2019		—	540.2

Shareholders’ equity
Series preferred stock, par value $1 per share
Authorized 2.5 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80.0 shares; issued and outstanding 40.3 shares in 2020 (excluding 24.8 treasury shares) and 40.1 shares in 2019 (excluding 24.8 treasury shares)		40.3	40.1
Class B stock, par value $1 per share, convertible to common stock
Authorized 15.0 shares; issued and outstanding 5.1 shares in 2020 and 5.1 shares in 2019		5.1	5.1
Additional paid-in capital		227.6	216.7
Retained earnings		197.6	759.0
Accumulated other comprehensive loss		(82.4)	(46.3)
Total shareholders’ equity		388.2	974.6
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity		$5,510.1	$6,136.9

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Loss)

Years ended June 30,	2020	2019	2018
(In millions except per share data)
Revenues
Advertising related	$1,399.0	$1,686.6	$1,190.7
Consumer related	1,348.7	1,416.8	921.3
Other	100.9	85.1	152.2
Total revenues	2,848.6	3,188.5	2,264.2
Operating expenses
Production, distribution, and editorial	1,047.6	1,161.2	868.0
Selling, general, and administrative	1,259.1	1,350.0	987.5
Acquisition, disposition, and restructuring related activities	26.8	100.9	170.1
Depreciation and amortization	219.9	247.6	129.0
Impairment of goodwill and other long-lived assets	389.3	41.8	22.7
Total operating expenses	2,942.7	2,901.5	2,177.3
Income (loss) from operations	(94.1)	287.0	86.9
Non-operating income (expense), net	(1.3)	24.2	0.7
Interest expense, net	(145.8)	(170.6)	(97.2)
Earnings (loss) from continuing operations before income taxes	(241.2)	140.6	(9.6)
Income tax benefit (expense)	32.2	(11.5)	123.6
Earnings (loss) from continuing operations	(209.0)	129.1	114.0
Loss from discontinued operations, net of income taxes	(25.3)	(82.8)	(14.6)
Net earnings (loss)	$(234.3)	$46.3	$99.4

Earnings (loss) attributable to common shareholders	$(476.0)	$(32.0)	$66.4

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$(9.85)	$1.12	$1.80
Discontinued operations	(0.56)	(1.83)	(0.32)
Basic earnings (loss) per common share	$(10.41)	$(0.71)	$1.48
Basic average common shares outstanding	45.7	45.3	44.9

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$(9.85)	$1.12	$1.79
Discontinued operations	(0.56)	(1.82)	(0.32)
Diluted earnings (loss) per common share	$(10.41)	$(0.70)	$1.47
Diluted average common shares outstanding	45.7	45.5	45.2

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Years ended June 30,	2020	2019	2018
(In millions)
Net earnings (loss)	$(234.3)	$46.3	$99.4
Other comprehensive loss, net of income taxes
Pension and other postretirement benefit plans activity	(29.3)	(6.8)	(0.8)
Unrealized foreign currency translation loss, net	(6.8)	(2.8)	(12.9)
Other comprehensive loss, net of income taxes	(36.1)	(9.6)	(13.7)
Comprehensive income (loss)	$(270.4)	$36.7	$85.7

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	$39.4	$5.1	$54.8	$915.7	$(19.0)	$996.0
Net earnings	—	—	—	99.4	—	99.4
Other comprehensive loss, net of tax	—	—	—	—	(13.7)	(13.7)
Shares issued under various incentive plans, net of forfeitures	0.9	—	18.4	—	—	19.3
Issuance of replacement Time share-based compensation awards	—	—	9.8	—	—	9.8
Purchases of Company stock	(0.5)	—	(30.6)	—	—	(31.1)
Share-based compensation	—	—	30.4	—	—	30.4
Issuance of warrants and options	—	—	115.6	—	—	115.6
Dividends paid
Common stock, $2.13 per share	—	—	—	(87.8)	—	(87.8)
Class B stock, $2.13 per share	—	—	—	(10.8)	—	(10.8)
Series A preferred stock, $35.18 per share	—	—	—	(22.9)	—	(22.9)
Accretion of Series A preferred stock	—	—	—	(7.2)	—	(7.2)
Cumulative effect adjustment for adoption of Accounting Standards Update (ASU) 2016-09	—	—	1.1	(0.6)	—	0.5
Reclassification adjustment for adoption of ASU 2018-02	—	—	—	4.0	(4.0)	—
Balance at June 30, 2018	39.8	5.1	199.5	889.8	(36.7)	1,097.5
Net earnings	—	—	—	46.3	—	46.3
Other comprehensive loss, net of tax	—	—	—	—	(9.6)	(9.6)
Shares issued under various incentive plans, net of forfeitures	0.5	—	4.1	—	—	4.6
Purchases of Company stock	(0.2)	—	(9.8)	—	—	(10.0)
Share-based compensation	—	—	22.9	—	—	22.9
Dividends paid
Common stock, $2.24 per share	—	—	—	(94.6)	—	(94.6)
Class B stock, $2.24 per share	—	—	—	(11.4)	—	(11.4)
Series A preferred stock, $85.94 per share	—	—	—	(55.9)	—	(55.9)
Accretion of Series A preferred stock	—	—	—	(17.6)	—	(17.6)
Cumulative effect adjustment for adoption of ASU 2014-09	—	—	—	2.4	—	2.4
Balance at June 30, 2019	40.1	5.1	216.7	759.0	(46.3)	974.6
Net loss	—	—	—	(234.3)	—	(234.3)
Other comprehensive loss, net of tax	—	—	—	—	(36.1)	(36.1)
Shares issued under various incentive plans, net of forfeitures	0.3	—	1.6	—	—	1.9
Purchases of Company stock	(0.1)	—	(4.6)	—	—	(4.7)
Share-based compensation	—	—	13.9	—	—	13.9
Dividends paid
Common stock, $1.745 per share	—	—	—	(74.1)	—	(74.1)
Class B stock, $1.745 per share	—	—	—	(8.9)	—	(8.9)
Series A preferred stock, $86.89 per share	—	—	—	(56.5)	—	(56.5)
Accretion of Series A preferred stock	—	—	—	(18.2)	—	(18.2)
Redemption of Series A preferred stock	—	—	—	(163.6)	—	(163.6)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	(5.8)	—	(5.8)
Balance at June 30, 2020	$40.3	$5.1	$227.6	$197.6	$(82.4)	$388.2

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2020	2019	2018
(In millions)
Cash flows from operating activities
Net earnings (loss)	$(234.3)	$46.3	$99.4
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	77.0	92.5	54.2
Amortization	142.9	155.1	74.8
Non-cash lease expense	38.3	—	—
Share-based compensation	13.9	22.9	30.4
Amortization of original issue discount and debt issuance costs	6.8	7.8	6.1
Deferred income taxes	(48.7)	66.0	(116.5)
Amortization of broadcast rights	19.0	20.0	19.2
Write-down of impaired assets	405.3	50.3	23.0
Loss on extinguishment of debt	—	18.4	—
Fair value adjustment to contingent consideration	—	(5.3)	(4.8)
Other operating activities, net	(13.2)	(10.2)	13.1
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	161.6	(69.3)	9.5
Inventories	28.5	(18.4)	(0.5)
Other current assets	27.8	57.4	(4.9)
Subscription acquisition costs	33.2	(312.0)	13.4
Broadcast rights	(18.5)	(19.1)	(20.7)
Other assets	(3.8)	(21.9)	(101.8)
Assets and liabilities held-for-sale	14.6	(18.6)	22.3
Operating lease liabilities	(36.1)	—	—
Accounts payable	(118.8)	36.2	(12.6)
Accrued expenses and other liabilities	(129.3)	(99.5)	73.2
Unearned subscription revenues	(62.0)	251.6	(27.3)
Other noncurrent liabilities	2.4	(4.9)	0.4
Net cash provided by operating activities	306.6	245.3	149.9
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(23.1)	(18.4)	(2,786.5)
Net proceeds from disposition of assets, net of cash sold	78.3	349.1	219.2
Proceeds received in advance of sale of business	—	90.0	—
Additions to property, plant, and equipment	(55.4)	(46.4)	(53.2)
Other	3.3	—	3.8
Net cash provided by (used in) investing activities	3.1	374.3	(2,616.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,085.0	210.0	3,260.0
Repayments of long-term debt	(410.0)	(1,037.0)	(765.1)
Issued preferred stock, warrants, and options proceeds, net of issuance costs	—	—	631.0
Redemption of preferred stock	(722.0)	—	—
Dividends paid	(139.5)	(161.9)	(121.5)
Purchases of Company stock	(4.7)	(10.0)	(31.1)
Proceeds from common stock issued	1.9	4.6	19.3
Payment of acquisition related contingent consideration	—	(19.3)	(4.3)
Debt original issue discount and issuance costs	(26.6)	—	(70.8)
Financing lease payments	(0.8)	—	—
Net cash provided by (used in) financing activities	(216.7)	(1,013.6)	2,917.5
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(1.4)	(4.1)
Change in cash held-for-sale	(5.1)	2.8	(31.3)
Net increase (decrease) in cash and cash equivalents	87.4	(392.6)	415.3
Cash and cash equivalents at beginning of year	45.0	437.6	22.3
Cash and cash equivalents at end of year	$132.4	$45.0	$437.6

Supplemental disclosures of cash flow information
Cash paid (received)
Interest	$135.0	$171.9	$66.3
Income taxes	43.3	(11.7)	24.0

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company. The Company has two reporting segments: national media and local media. The Company’s national media segment includes print magazines, digital and mobile media, brand licensing activities, affinity marketing, database-related activities, business-to-business marketing products, and other related operations. The local media segment includes 17 television stations and related digital and mobile media operations. Meredith’s operations are diversified geographically primarily within the United States (U.S.), and the Company has a broad customer base.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the allowance for doubtful accounts, which is based on historical experience and management’s views on trends in the overall receivable aging, the assessment of the recoverability of long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; pension and postretirement benefit expenses, which are determined based, in large part, on actuarial assumptions regarding discount rates, expected returns on plan assets, and healthcare costs; and share-based compensation expense, which is based on numerous assumptions, including future stock price volatility and employees’ expected exercise and post-vesting employment termination behavior. While the Company re-evaluates its estimates on an ongoing basis, actual results may vary from those estimates.

Reclassifications—Certain prior years’ amounts have been reclassified to conform to fiscal 2020 presentation.

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

At June 30, 2020, $122.3 million of cash and cash equivalents were held domestically, of which $115.2 million were held in money market mutual funds. Of the total cash and cash equivalents, $10.1 million were held internationally in India and Europe. Cash equivalents at June 30, 2020, were $115.2 million, which approximates fair value due to their short-term nature and is considered a Level 1 measurement as defined in Note 11.

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

Inventories—Inventories consist mainly of paper stock, editorial content, books, and other merchandise and are stated at the lower of cost or estimated net realizable value. Cost is determined using the first-in, first-out method for books and weighted average cost method for paper and other merchandise.

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to four years.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, while costs of maintenance and repairs are charged to operations as incurred.
In preparing its consolidated financial statements for the year ended June 30, 2020, the Company identified an error in the presentation of capitalized software and machinery and equipment as of June 30, 2019. As a result of this error, capitalized software was overstated by $69.3 million and machinery and equipment was understated by $69.3 million on the Company's Consolidated Balance Sheets. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality (SAB 99), the Company evaluated the effect of the error and determined that it was not material, individually or in the aggregate, to previously issued consolidated financial statements and, therefore, amendment of previously filed reports was not required. As permitted by SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the Company corrected previously reported balances. Depreciation expense is determined primarily using the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives of the improvements or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $77.0 million in fiscal 2020, $92.5 million in fiscal 2019, and $54.2 million in fiscal 2018.

Capitalized Software—Capitalized software is a component of property, plant, and equipment. Expenditures for major software purchases and software developed for internal use are capitalized and amortized over three to six years on a straight-line basis. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred.

Operating Leases—Effective July 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Prior years’ amounts have not been restated and continue to be reported in accordance with the Company's historical accounting policies. The Company's lease recognition policies under Topic 842 are described in the following paragraphs.

Meredith's lessee portfolio is primarily comprised of real estate leases for the use of office space, land, and broadcast station facilities. The portfolio also contains leases for equipment, vehicles, and antenna and transmitter sites. The Company determines if an arrangement is or contains a lease at inception and begins recording lease activity at the commencement date, which is generally the date at which the Company takes possession of or controls the physical use of the asset. Right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense generally recognized on a straight-line basis.

The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable.

Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays, or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for fixed scheduled rent increases. The lease term includes the non-cancelable period of the lease and renewal periods subject to options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. The remaining terms of the leases are three months to 30 years. Certain lease agreements include variable lease payments, which adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index, or are amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

Accounting policy elections were made to exempt leases with an initial term of twelve months or less from balance sheet recognition and not separate lease and non-lease components for any asset classes in the current portfolio.

Broadcast Rights—Broadcast rights, a component of other current assets and other assets, consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in the production, distribution, and editorial expenses line on the Consolidated Statements of Earnings (Loss). There were no material impairments of unamortized costs in fiscal years 2020, 2019, or 2018. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Intangible Assets and Goodwill—Amortizable intangible assets consist primarily of advertiser relationships, publisher relationships, network affiliation agreements, partner relationships, customer lists, and retransmission agreements. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from 1 to 10 years.

Intangible assets with indefinite lives include trademarks, internet domain names, and Federal Communications Commission (FCC) broadcast licenses. Those assets are evaluated annually for impairment. In addition, when certain events or changes in operating conditions occur, an additional impairment assessment is performed, and indefinite-lived assets may be adjusted to a determinable life. Broadcast licenses are granted for a term of up to eight years but are renewable if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies and the Communications Act of 1934. The Company has been successful in every one of its past license renewal requests and has incurred only minimal costs in the process. The Company expects the television broadcasting business to continue indefinitely; therefore, the cash flows from the broadcast licenses are also expected to continue indefinitely.

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

Goodwill and intangible assets that have indefinite lives are not amortized but are tested for impairment annually or when events occur or circumstances change that indicate the carrying value may exceed the fair value. Goodwill impairment testing is performed at the reporting unit level. The Company has two reporting units – national media, and local media. The Company also assesses, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.

During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by an outbreak of a novel strain of coronavirus (COVID-19), required an interim evaluation of goodwill and other long-lived intangibles at March 31, 2020. The impairment tests determined the carrying value of certain national media trademarks and one of the local media segment’s FCC licenses exceeded their estimated fair values. In addition, the impairment tests determined the carrying value of goodwill in the national media reporting unit exceeded its estimated fair value. The Company performs its goodwill impairment analysis annually as of May 31. The Company performed its fiscal 2020 annual impairment review for the national media and local media reporting units using qualitative assessments as of its measurement date of May 31, 2020. Based on the results of the assessments, there was no further indication of impairment.

A quantitative impairment test, performed for a goodwill reporting unit or indefinite-lived intangible assets, involves determining the fair value of the reporting unit or asset, which is then compared to its carrying value. Fair value to which carrying value is compared in the quantitative analysis is determined using a discounted cash flow model, which requires us to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the asset. These estimates include assumptions about future revenues (including projections of overall market growth and share of market), estimated costs, and appropriate discount rates where applicable. These assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions used and their prospects or changes in market conditions could result in additional impairment charges.

Additional information regarding intangible assets and goodwill, including a discussion of impairment charges taken on goodwill and other long-lived intangible assets is provided in Note 6.

Impairment of Long-lived Assets—Long-lived assets (primarily property, plant, and equipment; operating lease assets; and amortizable intangible assets) are reviewed for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the forecasted undiscounted cash flows of the operation or asset group to which the assets relate to the carrying amount of the assets. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. See discussion of impairment charges to operating lease assets and property, plant, and equipment in Note 5.

Foreign Currency Translation and Foreign Currency Transactions—The financial position and operating results of the Company’s foreign operations are consolidated using primarily the local currency as the functional currency. Local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of accumulated other comprehensive loss in shareholders' equity.

The Company's foreign operations have various assets and liabilities, primarily cash and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which was recorded in the non-operating income (expense), net line on the Consolidated Statements of Earnings (Loss).

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except at times to hedge interest rate risk on debt. Meredith previously held interest rate swaps designated and accounted for as cash flow hedges in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. In connection with the repayment of the variable-rate private placement senior notes and bank term loans on

January 31, 2018, as further described in Note 8, the Company terminated these swaps. Refer to Note 8 for further discussion on the gain recognized on this termination.

Prior to their termination, the effective portion of the change in the fair value of interest rate swaps was reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) was subsequently reclassified into net earnings on the same line on the Consolidated Statements of Earnings (Loss) as the hedged item in the same period that the hedge transaction affected net earnings. There were no material gains or losses recognized in earnings for hedge ineffectiveness in fiscal 2018.

Revenue Recognition—The Company’s primary source of revenue is advertising related. Other sources include consumer related and other revenues.

Advertising related revenue—Advertising related revenues are recognized when advertisements are published (defined as an issue’s on-sale date) or aired by the broadcasting station, net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the advertisements are published or the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising received, or based on the Company’s standalone-selling price if the fair value cannot be determined. Barter advertising revenues were not material in any period. Digital advertising revenues are recognized ratably over the contract period or as services are delivered. Third party advertising revenues are recognized when the advertisement is run by the third parties, or a print product is placed on-sale.

Consumer related revenue—Circulation revenues include magazine single copy and subscription revenue. Single copy revenue is recognized on the publication’s on-sale date, net of provisions for estimated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers. Brand licensing-based revenues are generally accrued monthly or quarterly based on the specific mechanisms of each contract. Payments are usually made by the Company’s partners on a quarterly basis. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year. Retransmission consent revenues are recognized over the contract period based on the negotiated fee and generally on a per subscriber basis. Revenues earned for placing magazines with subscribers on behalf of third-party publishers are recognized once the subscriber’s name is transferred to the publisher, on a net basis, with a reserve for estimated cancellations.

Other revenue—Revenues from content creation and other custom programs are recognized when the products or services are delivered. In addition, the Company participates in certain arrangements containing multiple deliverables. The guidance for accounting for multiple-deliverable arrangements requires that overall arrangement consideration be allocated to each deliverable (unit of accounting) in the revenue arrangement based on the relative selling price as determined by vendor specific objective evidence, third-party evidence, or estimated selling price. The related revenue is recognized when each specific deliverable of the arrangement is delivered.

In certain instances, revenues are recorded gross in accordance with U.S. GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Contingent Consideration—The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Earnings (Loss). An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. Additional information regarding contingent consideration is provided in Note 2.

Advertising Expenses—The majority of the Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising is expensed the first time it takes place. Total advertising expenses included in the Consolidated Statements of Earnings (Loss) were $152.1 million in fiscal 2020, $193.3 million in fiscal 2019, and $86.3 million in fiscal 2018.

Deferred Financing Costs—Costs incurred to obtain financing are deferred and amortized to interest expense, net on the Consolidated Statements of Earnings (Loss) over the related financing period using the effective interest method. The Company records deferred financing costs as a direct reduction of the carrying value of the related debt. Financing costs related to revolving debt instruments or lines of credit are included in other assets on the Consolidated Balance Sheets.

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

Self-Insurance—The Company self-insures for certain medical claims, and its responsibility generally is capped through the use of a stop loss contract with an insurance company at a certain dollar level. The dollar level varies based on the insurance plan and is generally $500 thousand. Third-party administrators are used to process claims. The Company uses actual claims data and estimates of claims incurred-but-not-reported to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are generally based on formulas that reflect interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. It is the Company’s policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are paid. Additional information is provided in Note 13.

Share-based Compensation—The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and matching shares anticipated to be issued under the Company’s employee stock purchase plan. See Note 14 for additional information related to share-based compensation expense.

Redeemable Preferred Stock—Prior to June 30, 2020, the Company had outstanding 650,000 shares of perpetual convertible redeemable non-voting preferred stock, par value $1.00 per share, each share having an initial stated value of $1,000 per share (the Series A preferred stock). Proceeds from the issuance were allocated on a relative fair value basis between the preferred stock and other freestanding financial instruments issued with the preferred stock.

The preferred stock was classified as mezzanine equity and, prior to its redemption, was being accreted to its redemption value. All outstanding shares of Series A preferred stock were redeemed on June 30, 2020. Additional information is provided in Note 15.

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net earnings and other gains and losses affecting shareholders’ equity that, under U.S. GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service costs and net actuarial losses from pension and postretirement benefit plans, net of taxes; unrealized gains or losses resulting from foreign currency translation; and changes in the fair value of interest rate swap agreements, net of taxes, to the extent that they are effective. As of June 30, 2020, there were no amounts in other comprehensive income (loss) related to the interest rate swaps as they were settled in fiscal 2018, and all previously unrealized changes in other comprehensive income (loss) were recognized in earnings. Refer to Note 8 for additional discussion on the swap termination.

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net earnings attributable to common shareholders by the weighted average common and class B shares outstanding for the period. Diluted earnings (loss) per share calculation incorporates the shares utilized in the basic calculation but also includes the dilutive effect, if any, of the assumed exercise or conversion of securities, including the effect of shares issuable under the Company’s share-based incentive plans. Due to the Series A preferred stock, which was outstanding until June 30, 2020, and outstanding detachable warrants, the Company has a two-class capital structure and applies the two-class method in the calculation of earnings (loss) per share. The two-class method adjusts earnings (loss) to incorporate dividends declared on common stock, preferred stock, and other securities in distributed earnings (loss). In addition, it also incorporates participating rights in other securities in undistributed earnings (loss). Additional information is provided in Note 17.

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

As the effective date was the date of initial application, prior-period financial information was not updated, and disclosures required under the new standard are not provided for dates and periods before July 1, 2019. The Company elected the practical expedient package permitted under transition guidance, which allows prior conclusions about lease identification and initial direct costs to not be reassessed and historical lease classification to be carried forward. The hindsight practical expedient was not elected. Accounting policy elections were made to exempt leases with an initial term of twelve months or less from balance sheet recognition and not separate lease and non-lease components for any asset classes in the current portfolio. The incremental borrowing rate as of July 1, 2019, was utilized for the initial measurement of operating lease liabilities upon adoption of the new leasing standard.

Upon adoption, $509.9 million and $541.0 million were recorded for operating lease assets and liabilities, respectively, which included the impact to previously recorded liabilities associated with deferred rent and exit or disposal costs, and impairments of certain operating lease assets related to conditions that existed prior to adoption, which resulted in a decrease of $5.8 million to retained earnings as of July 1, 2019. The standard did not materially affect the Company’s consolidated results of operations or cash flows. Refer to Note 5 for further information and required disclosures related to this standard.

ASU 2017-04—In January 2017, the FASB issued an accounting standards update that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test required an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminated the qualitative assessment requirements for a reporting unit with zero or negative carrying value. The Company elected to prospectively early adopt this guidance in the first quarter of fiscal 2020 and applied the guidance to the interim goodwill impairment tests performed in the third quarter of fiscal 2020.

ASU 2020-03—In March 2020, the FASB issued new accounting rules to clarify guidance around several subtopics by adopting enhanced verbiage on the following subtopics: fair value option disclosures, fair value measurement, investments—debt and equity securities, debt modifications and extinguishments, credit losses, and sales of financial assets. This guidance is intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The subtopic amendments have different effective dates. Certain of the subtopics applied and were adopted by the Company in the third quarter of fiscal 2020. The adoption of these subtopics did not have a material impact on the Company’s results of operations or cash flows. Certain of the subtopics become effective in the Company's first quarter of fiscal 2021. The Company is currently evaluating the impact of the adoption of these subtopics, but does not expect their adoption will have a material impact on its consolidated financial statements.

SEC Rule 3-10—In March 2020, the U.S. Securities and Exchange Commission (SEC) issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10 (Rule 3-10), which currently requires the Company to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The most pertinent portions of the final rule that are currently applicable to the Company include: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management’s Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The final rule is effective for filings on or after January 4, 2021. However, early application is permitted. The Company elected to early adopt the provisions of the final rule during the three months ended March 31, 2020. The new rule reduced quantitative disclosures, and accompanying qualitative disclosures, as required by this final rule, have been relocated from the Notes to the Consolidated Financial Statements to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10‑K.

Lease Modification Q&A—In April 2020, the FASB staff issued a question and answer document (the Lease Modification Q&A) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. As of June 30, 2020, the Company had not entered into arrangements providing material concessions to any of its leases as a result of the COVID-19 pandemic and, as a result, has not yet determined how it might apply the Lease Modification Q&A, if at all. Accordingly, the Lease Modification Q&A did not have an impact on the Company's consolidated financial statements as of and for the year ended June 30, 2020.

Pending Accounting Pronouncements—

ASU 2016-13—In June 2016, the FASB issued a standard that replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss methodology. Under this standard, the establishment of an allowance for credit losses reflects all relevant information about past events, current conditions, and reasonable supportable forecasts rather than delaying the recognition of the full amount of a credit loss until the loss is probable of occurring. The new standard changes the impairment model for most financial assets and certain other instruments, including trade receivables. A modified retrospective implementation of this standard is effective in the Company’s first quarter of fiscal 2021. While the Company is still completing its assessment, the Company does not expect the implementation to have a material impact on its consolidated financial statements.

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

ASU 2018-14—In August 2018, the FASB issued an accounting standards update that adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans. The update amends only annual disclosure requirements. Retrospective adoption of the update is required in fiscal 2022 with early adoption permitted. The adoption of this guidance requires a change in disclosures only and is not expected to have a material impact on the Company's consolidated financial statements.

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

ASU 2019-12—In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes, including recognizing a tax basis step-up in goodwill in a transaction that is not a business combination, eliminating certain exceptions for recognizing deferred tax for ownership changes in investments, and interim-period accounting for enacted changes in tax law. This update also clarifies and simplifies other aspects of accounting for income taxes. Prospective adoption is required in the first quarter of fiscal 2022 with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact this update will have on its consolidated financial statements and the timing of adoption.

ASU 2020-04—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for reference rate reform related activities that impact debt, leases, derivatives, and other contracts that reference London Interbank Offered Rate (LIBOR) or another rate that is expected to be discontinued. The guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect this update will have a material impact on its consolidated financial statements and related disclosures.

2. Acquisitions

Fiscal 2020
During fiscal 2020, Meredith paid a net $23.1 million primarily for the acquisitions of magazines.com and Stop, Breathe & Think.

On September 1, 2019, Meredith completed an asset acquisition of certain intangible assets of magazines.com, a website that promotes, markets, and sells print and electronic magazine subscriptions, for $15.9 million. The assets were transitioned onto Meredith's digital platforms and integrated into the national media segment's existing affinity marketing operations. The results of magazines.com have been included in the consolidated financial statements since its acquisition date.

On October 29, 2019, Meredith completed the acquisition of Stop, Breathe & Think, an emotional wellness platform intended to build the emotional strength of its users. The results of Stop, Breathe & Think have been included in the consolidated financial statements since the acquisition date. The purchase price was $13.3 million, which consisted of $9.2 million in cash and $4.1 million of contingent consideration. The contingent consideration requires the Company to make contingent payments based on the achievement of certain operational and revenue targets, as defined in the acquisition agreement, during fiscal 2020 through fiscal 2022. The contingent consideration is not dependent on the continued employment of the sellers. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 11. To date, no contingent consideration has been paid related to this acquisition. As of June 30, 2020, the Company estimates the future payments will range from $1.3 million to $5.3 million.

The following table summarizes the fair value of total consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed by the national media segment during the year ended June 30, 2020:

(In millions)
Consideration
Cash	$24.2
Payment in escrow	0.9
Contingent consideration arrangement	4.1
Fair value of total consideration transferred	$29.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Total identifiable assets acquired	$23.3
Total liabilities assumed	(0.8)
Total identified net assets	22.5
Goodwill	6.7
Fair value of total consideration transferred	$29.2

The following table provides details of the identifiable acquired intangible assets in the acquisitions:

(In millions)	magazines.com	Stop, Breathe & Think
Intangible assets subject to amortization
Publisher relationships	$7.8	$—
Customer lists	—	2.9
Other	—	4.3
Total	7.8	7.2
Intangible assets not subject to amortization
Trademark	7.6	—
Internet domain name	0.5	—
Total	8.1	—
Total intangible assets	$15.9	$7.2

The Company accounted for the acquisition of Stop, Breathe & Think as a business combination under the acquisition method of accounting. The above tables summarize the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired and liabilities assumed were based on management’s preliminary estimates of the fair values of acquired net assets. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of acquired assets and liabilities as of the acquisition date, and are subject to change pending the final valuation of deferred tax assets and liabilities.

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

The following table summarizes the fair value of total consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed by the national media segment during the year ended June 30, 2019:

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

Fiscal 2018
On January 31, 2018, Meredith completed its acquisition of all the outstanding shares of Time Inc. (Time) for $18.50 per share, for a total transaction value of $3.2 billion, including the repayment of Time’s outstanding debt. As part of the acquisition, Meredith also repaid its outstanding debt. These transactions were funded through a combination of borrowings under the Company’s $1.8 billion secured term loan facility, the issuance of $1.4 billion of senior unsecured notes, the issuance of preferred equity, and cash on hand (refer to Note 8 for additional information on the long-term debt and Note 15 for additional information on the preferred equity). The Company accounted for this acquisition as a business combination under the acquisition method of accounting.

In accordance with the merger agreement, certain of Time’s outstanding restricted stock units, performance stock units, and in-the-money stock options were immediately vested, converted into the right to receive $18.50 per share, and paid in cash. The value of these awards was apportioned between total purchase price consideration and immediate expense. This expense was included in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss). Additionally, certain of Time’s outstanding stock options and restricted stock units were converted into mirror awards exercisable or earned in Meredith common stock. The conversion was based on a ratio of $18.50 to the volume-weighted average per share closing price for Meredith’s stock on the ten consecutive trading days ended on the complete trading day immediately prior to the acquisition closing date. The value of these awards was apportioned between total purchase price consideration and unearned compensation to be recognized over the remaining original vesting periods of the awards.

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

This transaction created a premier media and marketing company serving 175 million American consumers. At the time of acquisition, the combined portfolio of brands had a readership of more than 120 million and paid circulation of more than 40 million. The acquisition also increased Meredith’s digital position with nearly 135 million monthly unique visitors in the U.S. While the majority of Time’s operations are reported in Meredith’s national media segment, one business unit of Time is reported in Meredith’s local media segment and certain expenses are reported in unallocated corporate.

Transaction and integration costs incurred by Meredith were $59.9 million in fiscal 2018. These costs were included in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss).

The following table presents the amounts of Time’s revenue and earnings included in Meredith’s Consolidated Statements of Earnings (Loss) since the date of the acquisition for the year ended June 30, 2018. As the Company integrated Time, the ability to separately track Time-revenues and expenses, especially unallocated corporate expenses, became less feasible. Therefore, the Time revenues and expenses, as presented below, are limited to the combined results from the national media and local media segments and do not include discontinued operations, which are separately presented in Note 4.

Years ended June 30,	2018
(In millions)
Time total revenues	$625.3
Time net loss from continuing operations before income tax	(74.4)

Prior to Fiscal 2018
In fiscal 2017, Meredith acquired the assets of a digital lead-generation company in the home services market. The acquisition agreement included a contingent consideration arrangement that required the Company to make contingent payments based on the achievement of certain operational targets in fiscal 2017 and on financial performance during fiscal 2017 through fiscal 2021 measured in terms of earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. The Company estimates the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 11. The Company paid no contingent consideration in fiscal 2020, $0.3 million in fiscal 2019 related to the fiscal 2018 EBITDA performance, and no contingent consideration in fiscal 2018. Although operating performance for the brand has been positive, revised projections in revenues resulted in lower projected EBITDA than anticipated at acquisition. Therefore, the Company recognized a non-cash credit to operations of $3.8 million in fiscal 2018 to reduce the estimated contingent consideration payable. The credit was recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings (Loss). As of June 30, 2020, the Company estimates future payments will range from $0.8 million to $1.1 million.

In fiscal 2015, the Company acquired Mywedding. The acquisition agreement included a contingent consideration arrangement that required the Company to pay a contingent payment based on the achievement of certain financial targets. Due to the business having failed to achieve certain key targets, in fiscal 2019 the Company reversed the recorded balance and, as a result, recognized a non-cash credit to operations of $5.1 million in the selling, general, and administrative expense line on the Consolidated Statements of Earnings (Loss).

3. Inventories

Major components of inventories are summarized below.

June 30,	2020	2019
(In millions)
Raw materials	$21.0	$42.7
Work in process	10.6	15.4
Finished goods	2.6	4.6
Inventories	$34.2	$62.7

4. Assets Held-for-Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale

The Company classifies an asset as held-for-sale when the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable and is expected to qualify for recognition as a completed sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets that are classified as held-for-sale are recorded at the lower of carrying value or fair value less costs to sell and are considered to be Level 3 measurements as defined in Note 11. Property and equipment are not depreciated, and intangibles assets are not amortized once classified as held-for-sale.

The following table presents the major components included in assets held-for-sale and liabilities associated with assets held-for-sale, which included Sports Illustrated; FanSided, a Sports Illustrated affiliated brand that was marketed separately from Sports Illustrated; Viant; and the Company’s investment in Xumo as of June 30, 2019. No balances remained held-for-sale as of June 30, 2020:

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

Discontinued Operations

A disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria to be classified as held-for-sale. When all of the criteria to be classified as held-for-sale are met, including management having the authority to approve the action and committing to a plan to sell the entity, the major assets and liabilities are to be reported as components of total assets and liabilities separate from those balances of the continuing operations. The Consolidated Statements of Earnings (Loss) reported for current and prior periods shall report the results of operations of the discontinued operations, including any gain or loss recognized, in the period in which a discontinued operation either has been disposed of or is classified as held-for-sale. The results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net earnings (loss) separate from the net earnings (loss) from continuing operations.

The Company announced after its acquisition of Time that it was exploring the sale of the TIME, Sports Illustrated (including FanSided), and Fortune affiliated brands and its investments in Viant and Xumo. In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is also considered a discontinued operation. All of the required criteria for held-for-sale classification were met after acquisition and continued to be met at

June 30, 2019, for Sports Illustrated, FanSided, Viant, and Xumo and therefore, the assets and liabilities related to these operations were included as assets held-for-sale and liabilities associated with assets held-for-sale in the Consolidated Balance Sheets as of June 30, 2019. The revenue and expenses, along with associated taxes, for these operations until their sale, were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss) in fiscal 2020, fiscal 2019, and fiscal 2018. All discontinued operations relate to the national media segment.

On October 31, 2018, Meredith closed on the sale of the TIME brand to an unrelated third party for $190.0 million in cash. On December 21, 2018, Meredith closed on the sale of the Fortune brand to an unrelated third party for $150.0 million in cash. There was a gain of $2.1 million recognized on the sales. The results of TIME and Fortune were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss) until the date of sale.

In May 2019, the first step of a two-step transaction to sell the Sports Illustrated brand was completed. At the time of first close, $90.0 million was received from the buyer. Simultaneously, the Company entered into an agreement to license back a portion of the Sports Illustrated brand to continue operating the publishing business. Although under the agreement certain assets of the brand were sold for legal and tax purposes, because the Company retained control of the publishing business until the second close, the legal transfer of those assets was not presented as a sale within the consolidated financial statements during fiscal 2019. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $8.5 million was recognized during the fourth quarter of fiscal 2019. The second close took place on October 3, 2019. Based on the selling price at second close, an additional impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. At the second close, Meredith paid the buyer a working capital true-up of $0.7 million and accrued $7.6 million for the purchase of accounts receivable and accounts payable retained by Meredith, which was paid to the buyer in January 2020. The agreement for the sale of Sports Illustrated includes an earn-out provision whereby the buyer would pay Meredith up to $20.0 million should certain revenue targets (as defined in the agreement) be achieved by the buyer by July 1, 2027. As receipt of such amounts is not deemed probable or estimable as of June 30, 2020, no receivable amount has been recorded as of June 30, 2020. Also, in October 2019, Meredith sold its interest in Viant to Viant’s founders for $25.0 million. A gain of $3.0 million was recognized on these sales in the second quarter of fiscal 2020, which was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

In January 2020, Meredith sold FanSided to an unrelated third party for $16.4 million. Based on the selling price of FanSided, an impairment of goodwill for the FanSided brand of $11.8 million was recognized during the second quarter of fiscal 2020. In February 2020, Meredith sold Xumo to an unrelated third party for $37.4 million. There was a gain of $8.6 million recognized on these sales in the third quarter of fiscal 2020, which was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

Meredith continued to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSAs) with certain buyers. In addition, Meredith continues to provide consumer marketing, information technology, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OAs) with certain buyers. The services performed under the remaining OA have a one year term, subject to renewal. Income of $7.6 million and $4.8 million for the years ended June 30, 2020 and 2019, respectively, earned from performing services under the OAs was recorded in the other revenue line on the Consolidated Statements of Earnings (Loss) while income of $10.9 million and $18.9 million for the years ended June 30, 2020 and 2019, respectively, earned from performing services under the TSAs was recorded as a reduction to the selling, general, and administrative expense line on the Consolidated Statements of Earnings (Loss).

Prior to its acquisition by Meredith, Time entered into an agreement to sell the Golf brand. This sale closed in February 2018. Revenue and expenses from the date of the acquisition until disposal along with associated taxes for the Golf brand were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

In February 2018, the Company entered into an agreement to sell Time Inc. (UK) Ltd (TIUK), a United Kingdom (U.K.) multi-platform publisher with approximately 60 brands. The sale closed in March 2018. Revenue and expenses from the date of acquisition until disposal along with associated taxes for TIUK were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

Amounts applicable to discontinued operations in the Consolidated Statements of Earnings (Loss) were as follows:

Years ended June 30,	2020	2019	2018
(In millions except per share data)
Revenues	$112.1	$423.4	$253.8
Costs and expenses	(108.6)	(408.5)	(242.7)
Impairment of goodwill	(16.0)	(8.5)	—
Interest expense	(2.1)	(21.4)	(11.9)
Gain (loss) on disposal	12.3	2.1	(12.3)
Loss before income taxes	(2.3)	(12.9)	(13.1)
Income tax expense	(23.0)	(69.9)	(1.5)
Loss from discontinued operations, net of income taxes	$(25.3)	$(82.8)	$(14.6)
Loss per common share from discontinued operations
Basic	$(0.56)	$(1.83)	$(0.32)
Diluted	(0.56)	(1.82)	(0.32)

The Company did not allocate interest to discontinued operations unless the interest was directly attributable to the discontinued operations or was interest on debt that was required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflected an estimate of interest expense related to the debt that was repaid with the proceeds from the sales of the businesses included in assets held-for-sale until the sale.

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the years ended June 30, 2020, 2019, and 2018. Share-based compensation expense related to discontinued operations was a benefit of $0.8 million and expense of $0.5 million and $3.7 million and was included in the calculation of net cash provided by operating activities in the Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019, and 2018, respectively.

Dispositions

On July 1, 2017, Meredith's national media segment sold a 70 percent interest in Charleston Tennis LLC, which operated the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable was due in annual installments over a period of eight years. At June 30, 2018, there was $3.2 million in unamortized discount and an allowance of $3.0 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss). Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retained a 30 percent interest, had a seat on the board, and had approval rights over certain limited matters, Meredith accounted for this investment under the equity method of accounting.

In September 2018, Meredith sold its remaining 30 percent interest in Charleston Tennis LLC to an unrelated third party. In return, Meredith received cash of $13.3 million, of which $5.1 million was for the Company's remaining 30 percent interest and $8.2 million was repayment of the principal and interest accrued on the note receivable recorded upon the Company's sale of its 70 percent interest in July 2017. The Company recognized a gain on the sale of $10.4 million, of which $4.1 million represented a gain on the Company's 30 percent interest and was recorded in non-operating income (expense), net line on the Consolidated Statements of Earnings (Loss), while the remainder was recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss), as it represented recovery of a previously impaired note receivable.

In May 2018, the Company sold Meredith Xcelerated Marketing (MXM). The Company did not report the operations of MXM as discontinued operations as the sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. The results of MXM, as well as the gain of $11.5 million on the sale, which was included as a credit in the acquisition, disposition, and restructuring related activities line, were included in continuing operations on the Consolidated Statements of Earnings (Loss).

In October 2019, Meredith sold the Money brand, to an unrelated third party for $24.9 million, which resulted in a gain on the sale of $8.3 million. This gain was recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss).

5. Leases

Operating Leases

Total lease cost for operating leases included within the selling, general, and administrative line on the Consolidated Statements of Earnings (Loss) was as follows:

Year ended June 30, 2020
(In millions)
Operating lease cost	$65.7
Variable lease cost	3.0
Short term lease cost	0.3
Sublease income	(11.2)
Total lease cost	$57.8

The table below presents supplemental information related to operating leases:

Year ended June 30, 2020
(In millions except for lease term and discount rate)
Operating cash flows for operating leases	$64.3
Noncash lease liabilities arising from obtaining operating lease assets	6.3
Weighted average remaining lease term	11.1 years
Weighted average discount rate	5.4%

Meredith purchased the underlying assets of a lease arrangement for $3.3 million during the second quarter of fiscal 2020, resulting in the derecognition of operating lease assets of $2.6 million and lease liabilities of $2.5 million.

During the third quarter of fiscal 2020, the Company modified certain lease arrangements resulting in the derecognition of operating lease assets and related lease liabilities of $1.5 million. In addition, in connection with the sale of FanSided, $1.4 million of operating lease assets and related lease liabilities, recorded within assets held-for-sale and liabilities associated with assets held-for-sale on the Consolidated Balance Sheets prior to sale, were derecognized.

As discussed in Note 4, the Company completed the sale of certain businesses acquired in connection with the Time acquisition. As a result of the dispositions and cost-reduction initiatives, the Company has two floors of vacant leased space at its location in New York, New York. The vacant space is presently held with the intent to sublease for the remainder of the lease term. The Company recognized an impairment charge of $87.9 million during the third quarter of fiscal 2020 related to the vacant space. Fair value was estimated using an income approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent, which was negatively impacted by the effects of the COVID-19 pandemic. The charge was allocated on a pro-rata basis, $64.5 million to operating lease assets and $23.4 million to leasehold improvements and furniture and fixtures, and was recorded in the national media segment. This impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss).

Maturities of operating lease liabilities as of June 30, 2020, were as follows:

Years ending June 30,
(In millions)
2021	$60.7
2022	59.5
2023	59.7
2024	61.3
2025	60.8
Thereafter	371.7
Total lease payments	673.7
Less: Interest	(171.8)
Present value of lease liabilities	$501.9

Future minimum lease payments under operating leases as of June 30, 2019, were as follows:

	Payments Due In
Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(In millions)
Operating leases	$61.3	$57.5	$54.9	$52.4	$52.8	$397.7	$676.6

Future minimum operating lease payments have been reduced by estimated future minimum sublease income of $7.7 million in fiscal 2020, $8.7 million in fiscal 2021, $9.3 million in fiscal 2022, $9.1 million in fiscal 2023, $9.5 million in fiscal 2024, and $24.2 million thereafter. Rent expense under such leases was $67.6 million in fiscal 2019 and $45.9 million in fiscal 2018.

Finance Leases

Meredith holds finance leases related to a broadcast tower and certain equipment with remaining terms ranging between three and six years. Finance lease assets of $3.2 million were recorded in the machinery and equipment line, and current finance lease liabilities of $0.8 million and long-term finance lease liabilities of $3.2 million were recorded in the accrued expenses-other taxes and expenses and other noncurrent liabilities lines, respectively, on the Condensed Consolidated Balance Sheets at June 30, 2020.

For the year ended June 30, 2020, $0.3 million of interest expense and $0.8 million of amortization were recorded in the interest expense, net and the depreciation and amortization lines, respectively, on the Consolidated Statements of Earnings (Loss). Operating cash flows of $0.3 million and financing cash flows of $0.8 million were also incurred during the year ended June 30, 2020. As of June 30, 2020, the finance leases have a weighted average remaining term of 4.9 years and weighted average interest rate of 6.6 percent.

Lessor Activities

The Company has several agreements to lease space to third parties on its owned broadcast towers. These leases all meet the operating lease criteria. The associated rental revenue on these leases was recorded in the other revenue line on the Consolidated Statements of Earnings (Loss), which was $1.0 million for the year ended June 30, 2020.

6. Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2020			2019
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(170.0)	$41.0	$213.3	$(102.0)	$111.3
Publisher relationships	132.8	(43.9)	88.9	125.0	(25.4)	99.6
Partner relationships	98.2	(38.7)	59.5	98.2	(22.7)	75.5
Customer lists	71.3	(65.6)	5.7	67.5	(46.3)	21.2
Other	26.3	(16.9)	9.4	23.2	(14.9)	8.3
Local media
Network affiliation agreements	229.3	(161.5)	67.8	229.3	(155.1)	74.2
Advertiser relationships	12.5	(10.1)	2.4	12.5	(5.8)	6.7
Retransmission agreements	27.9	(23.1)	4.8	27.9	(19.1)	8.8
Other	1.7	(1.6)	0.1	1.7	(1.2)	0.5
Total	$811.0	$(531.4)	279.6	$798.6	$(392.5)	406.1
Intangible assets not subject to amortization
National media
Trademarks			706.7			724.5
Internet domain names			8.3			7.8
Local media
FCC licenses			652.9			675.2
Total			1,367.9			1,407.5
Intangible assets, net			$1,647.5			$1,813.6

Amortization expense was $142.9 million in fiscal 2020, $155.1 million in fiscal 2019, and $74.8 million in fiscal 2018. Future amortization expense for intangible assets is expected to be as follows: $90.5 million in fiscal 2021, $44.7 million in fiscal 2022, $42.2 million in fiscal 2023, $34.1 million in fiscal 2024, and $16.7 million in fiscal 2025. Actual future amortization expense could differ from these estimates as a result of future acquisitions, dispositions, and other factors.

During the first quarter of fiscal 2020, the Company recorded an impairment charge of $5.2 million on a national media trademark. Management determined this trademark was fully impaired as part of management's commitment to performance improvement plans, including the closure of the Family Circle brand. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss).

During the third quarter of fiscal 2020, the Company experienced revenue declines, primarily related to advertising cancellations and delays, as advertisers faced economic challenges caused by the COVID-19 pandemic. These declines caused the Company to revise forecasts and to determine that it had a triggering event to test the value of intangible assets not subject to amortization for impairment as of March 31, 2020. As a result, the national media segment recorded non-cash impairment charges of $21.2 million to partially impair the trademarks for the magazines.com, Entertainment Weekly, Shape, EatingWell, and Cooking Light brands. In addition, the local media segment recorded a non-cash impairment charge of $22.3 million to partially impair the FCC license for its station WALA-TV in Mobile, Alabama and Pensacola, Florida. The fair values of the trademarks were determined based on significant inputs not observable in the market constituting a Level 3 measurement as defined in Note 11. No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s fiscal 2020 annual impairment tests performed as of May 31, 2020.

During the Company’s annual impairment tests performed as of May 31, 2019, it identified several impaired trademarks. As a result, the national media segment recorded non-cash impairment charges of $41.8 million to fully impair the Money and Coastal Living brand trademarks and to partially impair the Shape and Family Circle brand trademarks. The Company’s decision to discontinue the print publication of Money and transition Coastal Living from a subscription magazine to a newsstand only title resulted in the impairment of these trademarks. The lack of sales growth resulted in the carrying value of the trademarks for the Shape and Family Circle brands to exceed their fair values. The fair values of the trademarks were determined based on significant inputs not observable in the market constituting a Level 3 measurement as defined in Note 11. These charges were recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s fiscal 2019 annual impairment tests performed as of May 31, 2019.

During fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather include it as a feature within Parents magazine and to discontinue FamilyFun as a subscription title and instead publish it only for sale on newsstand. These decisions were determined to be triggering events requiring Meredith to evaluate the trademarks within the Company’s Parents Network for impairment. The reduction in advertising revenue caused by the discontinuation of Fit Pregnancy and Baby and the change in FamilyFun to a newsstand only title, as well as updated revenue projections for the Parents Network resulted in an impairment of the trademarks. Therefore, during fiscal 2018, the national media segment recorded non-cash impairment charges of $22.7 million to partially impair the trademarks within the Company’s Parents Network. This impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s annual impairment tests performed as of May 31, 2018.

The following table summarizes changes in the carrying amount of goodwill for the years ended June 30, 2020 and 2019.

Years ended June 30,	2020			2019
(in millions)	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
National media
Balance at beginning of year	$1,862.8	$—	$1,862.8	$1,800.0	$—	$1,800.0
Acquisitions	6.7	—	6.7	10.6	—	10.6
Acquisition adjustments	2.4	—	2.4	52.2	—	52.2
Disposals	(16.7)	—	(16.7)	—	—	—
Foreign currency translation	0.2	—	0.2	—	—	—
Impairment	—	(252.7)	(252.7)	—	—	—
Balance at end of year	1,855.4	(252.7)	1,602.7	1,862.8	—	1,862.8

Local media
Balance at beginning of year	116.6	—	116.6	115.8	—	115.8
Acquisitions	—	—	—	0.8	—	0.8
Balance at end of year	116.6	—	116.6	116.6	—	116.6
Total	$1,972.0	$(252.7)	$1,719.3	$1,979.4	$—	$1,979.4

During fiscal 2018, the Company’s goodwill reporting units were national media, local media excluding MNI Targeted Media (MNI), and MNI. With changes in the discrete financial information presented to the chief operating decision maker, during fiscal 2019 the Company’s reporting units were national media and local media. No reallocation of existing goodwill was required as a result of the change in reporting units as the goodwill attributable to MNI from the acquisition of Time is within our local media operating segment.

The Company is required to evaluate goodwill for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by COVID-19, required an interim evaluation of goodwill at March 31, 2020. The impairment test determined the carrying value of goodwill in the national media reporting unit exceeded its estimated fair value. As a result, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill in the national media segment in the third quarter of fiscal 2020 to its fair value. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge. The Company performed its fiscal 2020 annual impairment review for the national media and local media reporting units using qualitative assessments as of its measurement date of May 31, 2020. Based on the results of the assessments, there was no further indication of impairment.

For fiscal 2019 and fiscal 2018, the Company performed its annual impairment review for the national media reporting unit as of May 31 using a quantitative goodwill impairment test. Based on the results of the analyses, the fair value exceeded the carrying value and thus resulted in no indication of impairment for fiscal 2019 or fiscal 2018. For fiscal 2019, the local media reporting unit a performed qualitative assessment as of its measurement date of May 31, 2019, which indicated no impairment. For fiscal 2018, the local media reporting unit excluding MNI and the MNI reporting unit performed qualitative assessments that did not indicate impairment for either reporting unit. With no indications of impairment, quantitative goodwill impairment analyses for fiscal 2019 and fiscal 2018 were not deemed necessary.

7. Restructuring Accruals

During fiscal 2020, management made the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. In addition, management committed to several smaller actions in the national media segment, local media segment, and unallocated corporate resulting in selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $21.1 million, including $18.1 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. Of these charges, $17.4 million were recorded in the acquisition, disposition, and restructuring related activities line and $3.7 million were recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss). Combined, these actions affected approximately 165 employees in the national media segment, 15 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs were paid during fiscal 2020, with the remainder expected to be paid in the first half of fiscal 2021.

Details of the severance and related benefit costs by segment for the performance improvement plans are as follows:

	Amount Accrued in the Period		Total Amount Expected to be Incurred
Years ended June 30,	2020	2019
(in millions)
National media	$12.4	$39.2	$12.4
Local media	2.4	2.0	2.4
Unallocated corporate	3.3	15.1	3.3
	$18.1	$56.3	$18.1

During fiscal 2019, management committed to several performance improvement plans related primarily to business realignments, including continuing those related to the integration of Time that began in fiscal 2018. Improvement plans that were made and executed upon during fiscal 2019 related to the strategic decision to merge Cooking Light magazine with EatingWell, transition Coastal Living from a subscription magazine to a special interest publication, to change Entertainment Weekly from a weekly to a monthly publication, to consolidate much of the local media's digital advertising functions with MNI, and to outsource newsstand sales and marketing operations. During fiscal 2019, the Company also incurred restructuring costs related to the consolidation of office space, including closing the Time Customer Service facility in Tampa, Florida and other office locations in Brooklyn, New York and Birmingham, Alabama. The fiscal 2019 performance improvement plans affected a total of approximately 300 people, including approximately 225 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. In connection with these plans, the Company recorded a pre-tax restructuring charge of $56.3 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $31.1 million, mainly related to the closing of office locations in Tampa, Brooklyn, and Birmingham, which are recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss). The majority of severance costs have been paid.

During fiscal 2018, management committed to and executed several performance improvement plans, including those related to the integration of Time as well as other smaller restructurings. As part of the Company’s plan to realize cost synergies as part of its acquisition of Time, management committed to a performance improvement plan to reduce headcount. In addition to the acquisition related plan, smaller performance improvement plans took place during the year that were related to the strategic decisions to no longer publish Fit Pregnancy and Baby magazine as a standalone title, but instead to include it as a feature within Parents magazine and to no longer publish FamilyFun and Martha Stewart Weddings as subscription titles, but rather to sell them on the newsstand as special interest publications. The fiscal 2018 performance improvement plans affected approximately 1,800 employees, primarily in the national media and unallocated corporate departments. In connection with these plans, the Company recorded a pre-tax restructuring charge of $104.9 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $0.5 million, which were recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss). The majority of severance costs have been paid.

During the years ended June 30, 2020, 2019, and 2018, the Company recorded reversals of $1.8 million, $6.0 million, and $0.8 million, respectively, of excess restructuring reserves accrued in prior fiscal years. The reversals of excess restructuring reserves were recorded as credits in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss).

Details of changes in the Company’s restructuring accrual are as follows:

Years ended June 30,	2020	2019
(in millions)	Employee Terminations	Employee Terminations	Other Exit Costs	Total
Balance at beginning of year	$43.7	$101.3	$6.3	$107.6
Accruals	18.1	56.3	31.1	87.4
Cash payments	(49.3)	(109.5)	(13.0)	(122.5)
Reversal of excess accrual	(1.8)	(4.4)	(1.6)	(6.0)
Balance at end of year	$10.7	$43.7	$22.8	$66.5

As of June 30, 2020, of the $10.7 million liability, $10.3 million was classified as current liabilities on the Consolidated Balance Sheets, with the remaining $0.4 million classified as noncurrent liabilities. The majority of the amount classified as noncurrent liabilities is expected to be paid by fiscal 2022 and relates to future severance payments.

As of June 30, 2019, the Company had a restructuring accrual of $22.8 million related primarily to lease payments and exit or disposal costs for space that has been vacated. In conjunction with the adoption of the lease standard effective July 1, 2019, as disclosed in Note 1, these previously recorded exit cost liabilities were derecognized, and operating lease assets recorded at time of adoption were reduced by a corresponding amount.

8. Long-term Debt

Long-term debt consists of the following:

	June 30, 2020			June 30, 2019
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facilities
Senior credit facility term loan, due January 31, 2025	$1,062.5	$(13.1)	$1,049.4	$1,062.5	$(15.6)	$1,046.9
Senior credit facility incremental term loan, due January 31, 2025	410.0	(22.7)	387.3	—	—	—
Revolving credit facility of $350 million, due January 31, 2023	—	—	—	35.0	—	35.0
Senior Unsecured Notes
6.875% senior notes, due February 1, 2026	1,272.9	(18.7)	1,254.2	1,272.9	(21.5)	1,251.4
Senior Secured Notes
6.500% senior notes, due July 1, 2025	300.0	(5.0)	295.0	—	—	—
Total long-term debt	3,045.4	(59.5)	2,985.9	2,370.4	(37.1)	2,333.3
Current portion of long-term debt	(4.1)	—	(4.1)	—	—	—
Long-term debt	$3,041.3	$(59.5)	$2,981.8	$2,370.4	$(37.1)	$2,333.3

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In millions)
2021	$4.1
2022	4.1
2023	4.1
2024	4.1
2025	1,456.1
Thereafter	1,572.9
Total long-term debt	$3,045.4

In June 2020, the Company’s redemption of its outstanding Series A preferred stock was achieved by entering into credit arrangements with a total capacity of $710.0 million comprised of a variable-rate credit facility and senior secured notes. The variable-rate credit facility includes an incremental secured term loan under its credit agreement (Incremental Term Loan) with $410.0 million of aggregate principal. The Incremental Term Loan matures in 2025 and amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. The interest rate under the Incremental Term Loan is based on LIBOR plus a spread of 4.25 percent with a floor of 1.0 percent for LIBOR. The Incremental Term Loan bore interest at a rate of 5.25 percent at June 30, 2020.

The senior secured notes have an aggregate principal balance of $300.0 million maturing in 2025 with an interest rate of 6.50 percent per annum. Total outstanding principal is due at the final maturity date.

In connection with the issuance of this indebtedness in fiscal 2020, the Company incurred $3.0 million of deferred financing costs and an original issue discount of $25.2 million that are being amortized into interest expense over the lives of the respective facilities.

In connection with the Time acquisition, in January 2018, the Company entered into credit arrangements with a total capacity of $3.6 billion comprised of a revolving credit facility and senior unsecured notes. The revolving credit facility includes a secured term loan (Term Loan B) with $1.8 billion of original aggregate principal and a 5-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2020, no borrowings were outstanding under the revolving credit facility. There were $3.1 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.9 million at June 30, 2020. The Term Loan B matures in 2025 and originally amortized at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. However, as $200.0 million was paid on the Term Loan B in the first quarter of fiscal 2019, there are no future amortization requirements under the credit agreement.

In June 2020, the revolving credit facility was amended. The amendment provided relief to certain covenants during the Covenant Relief Period, which is effective until March 31, 2022. During the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.5 percent to 3.5 percent. After the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.5 percent to 3.0 percent. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid.

The original interest rate under the Term Loan B was based on LIBOR plus a spread of 3.0 percent. The Company repriced the Term Loan B effective October 26, 2018, to an interest rate of LIBOR plus a spread of 2.75 percent. Effective February 19, 2020, the Company again repriced the Term Loan B to an interest rate of LIBOR plus a spread of 2.5 percent. If the Company's leverage ratio drops below 2.25 to 1, the spread will decrease to 2.25 percent. The Term Loan B bore interest at a rate of 3.26 percent at June 30, 2020.

The repricings of the Term Loan B were evaluated on a creditor-by-creditor basis to determine whether the transactions should be accounted for as modifications or extinguishments. Certain creditors chose not to participate in the repricing and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $2.1 million in the second quarter of fiscal 2019 to write off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because, on a creditor-by-creditor basis, the difference between the present value of the cash flows to those creditors before and after the repricing was less than 10 percent. No debt extinguishment loss was recorded in fiscal 2020 as a result of that repricing.

The senior unsecured notes issued in connection with the Time acquisition had an aggregate original principal balance of $1.4 billion maturing in 2026 (2026 Unsecured Senior Notes) with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

Payments totaling $733.0 million were made on the Term Loan B during fiscal 2019. In addition to the Term Loan B repayments, the Company repurchased $127.1 million of its 2026 Unsecured Senior Notes. These payments were all made in advance of scheduled maturities and thus were considered extinguishments of the debt. Therefore, as a result of these prepayments, extinguishment losses of $18.4 million were recognized during fiscal 2019. The extinguishment loss included a premium paid on the repurchase of the 2026 Unsecured Senior Notes of $1.8 million.

Of the total debt extinguishment loss of $18.4 million incurred during fiscal 2019, $10.9 million was recorded in the interest expense, net line and the remaining $7.5 million was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss). The portion of the extinguishment loss that was recorded in the loss from discontinued operations, net of income taxes line was related to debt repaid with the proceeds from the sale of assets held-for-sale. Refer to Note 4 for further discussion.

In connection with the Time acquisition, in January 2018, the Company repaid and terminated its existing indebtedness. Meredith recognized a loss on extinguishment of debt of $2.2 million related to this termination. Additionally, with the repayment of debt, the Company settled the associated interest rate swap agreements and recognized a gain on the settlement of $1.6 million. The loss on extinguishment of debt and gain on the settlement of the swaps recorded during fiscal 2018 are both presented in the interest expense, net line on the Consolidated Statements of Earnings (Loss).

In fiscal 2018, the Company incurred a $17.5 million bridge loan commitment fee. The fee is presented in the interest expense, net line on the Consolidated Statements of Earnings (Loss).

Interest expense related to long-term debt and the amortization of the associated debt issuance costs totaled $147.3 million in fiscal 2020, $196.1 million in fiscal 2019, and $92.9 million in fiscal 2018. As further discussed in Note 4, a portion of interest expense and amortization of debt issuance costs related to long-term debt was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

9. Income Taxes

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

The following table shows income tax expense (benefit) attributable to earnings (loss) from continuing operations before income taxes:

Years ended June 30,	2020	2019	2018
(In millions)
Current
Federal	$18.7	$(29.8)	$1.8
State	7.9	(2.8)	1.2
Foreign	1.1	0.6	0.2
	27.7	(32.0)	3.2
Deferred
Federal	(42.6)	42.0	(129.9)
State	(17.5)	1.6	3.2
Foreign	0.2	(0.1)	(0.1)
	(59.9)	43.5	(126.8)
Income tax expense (benefit)	$(32.2)	$11.5	$(123.6)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants, and investments. The CARES Act did not have a material impact on our consolidated financial statements for the year ended June 30, 2020.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the Tax Act), which significantly changed previous U.S. tax laws, including a reduction in the corporate tax rate from 35 percent to 21 percent and other changes such as bonus depreciation that allows for full expensing of qualified property and limitations on the deductibility of interest expense and certain executive compensation. For fiscal 2018, the change in the corporate tax rate resulted in a blended U.S. federal statutory rate for the Company of 28.1 percent.

In connection with our initial analysis of the impact of the Tax Act, the Company recorded a provisional net tax benefit of $133.0 million for the year ended June 30, 2018. This net benefit primarily consists of a benefit for the corporate rate reduction. As the Company was projecting a net operating loss for the year ended June 30, 2018, deferred tax assets and liabilities expected to be recognized in the year ended June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate. Any legislative changes, as well as any other new or proposed Treasury regulations to address questions that arise because of the Tax Act, may result in additional income tax impacts, which could be material in the period any such changes are enacted.

Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. The Company recognized an excess tax benefit of $2.2 million as a credit to income tax expense in the Consolidated Statements of Earnings (Loss) in fiscal 2018.

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	28.1%
State income taxes, less federal income tax benefits	2.8	(0.7)	27.8
Foreign operations	(0.5)	(13.3)	(74.2)
Rate change	0.1	(0.1)	1,312.5
Settlements - audits / tax litigation	(0.4)	(2.5)	10.4
Sale of domestic subsidiary	—	—	67.3
Nondeductible compensation	(1.1)	3.7	(176.4)
Tax credits	3.7	—	—
Goodwill impairment	(12.8)	—	—
Other	0.5	0.1	86.9
Effective income tax rate	13.3%	8.2%	1,282.4%

The Company’s effective tax rate was 13.3 percent in fiscal 2020, 8.2 percent in fiscal 2019, and 1,282.4 percent in fiscal 2018. The fiscal 2020 effective tax rate was impacted primarily by the national media goodwill impairment charge. In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge. The fiscal 2019 effective tax rate was primarily impacted by a credit to income taxes of $23.5 million related to the write-off of worthless stock and related bad debt. The fiscal 2018 effective tax rate was primarily impacted by a credit to income taxes of $133.0 million related to tax reform.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2020	2019
(In millions)
Deferred tax assets
Accounts receivable allowances and return reserves	$29.7	$19.3
Compensation and benefits	0.7	29.6
Indirect benefit of uncertain state and foreign tax positions	6.3	6.8
Investment in partnerships	6.8	15.4
Tax loss carryforwards	43.3	57.7
Accelerated gains from dispositions	—	18.2
Lease liabilities	126.5	—
All other assets	17.7	16.9
Total deferred tax assets	231.0	163.9
Valuation allowance	(17.2)	(21.7)
Net deferred tax assets	213.8	142.2
Deferred tax liabilities
Subscription acquisition costs	62.0	66.9
Accumulated depreciation and amortization	494.3	559.2
Deferred gains from dispositions	15.8	15.8
Lease right-of-use assets	101.6	—
All other liabilities	3.7	4.9
Total deferred tax liabilities	677.4	646.8
Net deferred tax liability	$463.6	$504.6

The Company has $7.4 million of net operating loss carryforwards for federal purposes and $225.3 million for state purposes, which, if unused, have expiration dates through fiscal 2039. It is expected that all federal net operating loss carryforwards will be utilized prior to expiration.

There was a net decrease in the valuation allowance of $4.5 million during fiscal 2020, which was related primarily to foreign and state net operating losses (NOLs). The selling or shutdown of foreign operations reduced foreign NOLs and related valuation allowances.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2020	2019
(In millions)
Balance at beginning of year	$53.7	$60.2
Increases in tax positions for prior years	3.3	0.2
Decreases in tax positions for prior years	(0.1)	(0.7)
Increases in tax positions for current year	1.9	0.6
Settlements	0.1	(0.1)
Lapse in statute of limitations	(9.5)	(6.5)
Balance at end of year	$49.4	$53.7

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $40.6 million as of June 30, 2020, and $44.5 million as of June 30, 2019. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $13.4 million and $12.0 million as of June 30, 2020 and 2019, respectively.

The total amount of unrecognized tax benefits at June 30, 2020, may change significantly within the next 12 months, decreasing by an estimated range of $23.1 million to $4.6 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company filed amended federal tax returns for fiscal years 2013-2016 in fiscal 2020 prior to statute of limitations expiring. As a result, those periods are subject to audit. On March 19, 2020, the Federal District Court decided in the Company’s favor on the Section 199 issue for fiscal years 2006 through fiscal 2012. The Department of Justice’s (DOJ) right to appeal extended past the Company’s June 30, 2020, year end. Subsequent to the Company’s year end, the DOJ filed a stipulation to dismiss on July 21, 2020, finalizing the March court determination. A tax benefit of approximately $15.0 million is expected to be recorded in the first quarter of fiscal 2021. The Company has various state income tax examinations ongoing at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). In connection with the acquisition of Time, the Company assumed the Tax Matters Agreement (TMA) entered into with Time Warner that requires Time to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off from Time Warner, which was completed on June 6, 2014. With respect to taxes other than those incurred in connection with the Spin-Off, the TMA provides that the Company will indemnify Time Warner for (1) any taxes of Time and its subsidiaries for all periods after the Distribution and (2) any taxes of the Time Warner group for periods prior to the Distribution to the extent attributable to Time or its subsidiaries. For purposes of the indemnification described in clause (2), however, Time will generally be required to indemnify Time Warner only for any such taxes that are paid in connection with a tax return filed after the Distribution or that result from an adjustment made to such taxes after the Distribution. In these cases, Time’s indemnification obligations generally would be computed based on the amount by which the tax liability of the Time Warner group is greater than it would have been absent Time’s inclusion in its tax returns (or absent the applicable adjustment). Time and Time Warner will generally have joint control over tax authority audits or other tax proceedings related to Time specific tax matters. As of June 30, 2020 and 2019, the Company has recorded a liability in connection with the TMA of $28.9 million and $27.5 million, respectively.

10. Commitments and Contingent Liabilities

The Company has commitments under certain firm contractual arrangements (firm commitments) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Commitments not recorded on the Consolidated Balance Sheets consist primarily of purchase obligations for goods and services. Commitments recorded on the Consolidated Balance Sheets consist primarily of debt, operating lease liabilities, and pension obligations. Commitments expected to be paid over the next five years are as follows:

	Payments Due In
Years ending June 30,	2021	2022	2023	2024	2025	Total
(in millions)
Broadcast rights payable
Recorded commitments	$6.2	$3.4	$2.4	$0.6	$0.1	$12.7
Unavailable rights	10.1	10.9	7.3	1.1	—	29.4
Total commitments	$16.3	$14.3	$9.7	$1.7	$0.1	$42.1

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and, therefore, not included in the consolidated financial statements. Such unavailable rights amounted to $29.4 million at June 30, 2020. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company’s current borrowing rate, was $26.7 million at June 30, 2020.

Lease Guarantees

In March 2018, the Company sold TIUK, a U.K. multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in connection with a lease of office space in the U.K. through December 31, 2025, which was guaranteed by the Company. In the first quarter of fiscal 2020, the Company was released of its guarantee by the landlord. As a result, a gain of $8.0 million was recorded in the non-operating income (expense), net line on the Consolidated Statements of Earnings (Loss).

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which were recorded in other noncurrent liabilities on the Consolidated Balance Sheets, was $2.2 million and $2.6 million at June 30, 2020 and 2019, respectively, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements was $13.7 million as of June 30, 2020.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018, and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, now seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and September 30, 2019. The defendants intend to vigorously oppose the Iowa Action. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. Under the court’s scheduling order, it appears likely the Company will receive a decision on the motion sometime in late 2020 or 2021. Until then, discovery is stayed. The Company expresses no opinion as to the ultimate outcome of these matters.

The Company establishes an accrued liability for specific matters, such as a legal claim, when the Company determines both that a loss is probable, and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Due to the inherent difficulty of predicting the outcome of litigation, claims, and other matters, the Company often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

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

The following table sets forth the carrying value and the estimated fair value of the Company’s financial instruments not measured at fair value in the Consolidated Balance Sheets:

	June 30, 2020		June 30, 2019
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$12.7	$11.7	$15.0	$13.6
Long-term debt	2,985.9	2,753.6	2,333.3	2,452.9

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt was based on pricing from observable market information obtained from a non-active market, therefore was included as a Level 2 measurement.

The following tables summarize recurring and nonrecurring fair value measurements at June 30, 2020 and 2019:

	As of and for the year ended June 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total Losses
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$115.2	$115.2	$—	$—
Accrued expenses
Contingent consideration	$1.3	$—	$—	$1.3
Deferred compensation plans	3.4	—	3.4	—
Other noncurrent liabilities
Contingent consideration	3.6	—	—	3.6
Deferred compensation plans	13.5	—	13.5	—
Total recurring liability fair value measurements	$21.8	$—	$16.9	$4.9
Nonrecurring fair value measurements
Net property, plant, and equipment [1]	$16.7	$—	$—	$16.7	$(23.4)
Operating lease assets [2]	46.3	—	—	46.3	(64.5)
Intangible assets, net [3]	77.9	—	—	77.9	(48.7)
Goodwill [4]	1,602.5	—	—	1,602.5	(252.7)
Total nonrecurring fair value measurements	$1,743.4	$—	$—	$1,743.4	$(389.3)

1
Represents leasehold improvements and furniture and fixtures with a carrying value of $40.1 million partially impaired with its associated operating lease asset at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further discussion, refer to Note 5.

2
Represents an operating lease asset with a carrying value of $110.8 million partially impaired at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further discussion, refer to Note 5.

3
Represents a local media FCC license partially impaired at March 31, 2020, and five national media trademarks. One trademark was fully impaired at September 30, 2019, and four additional were partially impaired at March 31, 2020. The assets had a carrying value of $126.6 million prior to the impairment. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further details, refer to Note 6.

4
Represents national media goodwill with a carrying value of $1,855.2 million partially impaired at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further details, refer to Note 6.

	As of and for the year ended June 30, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total Losses
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$9.7	$9.7	$—	$—
Assets held-for-sale	321.0	—	—	321.0
Total recurring asset fair value measurements	$330.7	$9.7	$—	$321.0
Accrued expenses
Deferred compensation plans	$4.7	$—	$4.7	$—
Liabilities associated with assets held-for-sale	252.1	—	—	252.1
Other noncurrent liabilities
Contingent consideration	0.8	—	—	0.8
Deferred compensation plans	16.2	—	16.2	—
Total recurring liability fair value measurements	$273.8	$—	$20.9	$252.9
Nonrecurring fair value measurements
Intangible assets, net [1]	$27.2	$—	$—	$27.2	$(41.8)

1
Represents certain national media trademarks with a carrying value of $69.0 million partially impaired at May 31, 2019. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further details, refer to Note 6.

The fair value of deferred compensation plans was derived from quotes from observable market information and thus represented a Level 2 measurement. The fair value of the assets held-for-sale, contingent consideration, and liabilities associated with assets held-for-sale were based on significant inputs not observable in the market and thus represent Level 3 measurements. Fair value of assets held-for-sale and liabilities associated with assets held-for-sale were derived from current market values determined based on the Company’s experience and knowledge of the market, including the use of advisers. The fair value of contingent consideration was based on estimates of future performance benchmarks in the associated acquisition agreements and the amortization of the present value discount.

The fair values of the trademarks, FCC licenses, and goodwill were measured on a non-recurring basis and were determined based on significant inputs not observable in the market and thus represent Level 3 measurements. The key assumptions used to determine the fair value included discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used was based on several factors, including market interest rates, a weighted average cost of capital analysis based on the target capital structure and includes adjustments for market risk and Company specific risk. Estimated cash flows were based upon internally developed estimates, and the revenue growth rates were based on industry knowledge and historical performance. For further discussion of the impairment of these assets, refer to Note 6.

The operating lease assets and net property, plant, and equipment are assets associated with the same leased space. These assets were measured on a non-recurring basis, and the fair value was determined based on significant inputs not observable in the market and thus represented a Level 3 measurement. Fair value was estimated using an income approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent, which was negatively impacted by the effects of the COVID-19 pandemic.

The following table represents the changes in the fair value of liabilities subject to Level 3 remeasurement during the years ended June 30, 2020 and 2019.

Years ended June 30,	2020	2019
(in millions)
Contingent consideration
Balance at beginning of year	$0.8	$25.4
Additions due to acquisitions	4.1	—
Payments	—	(19.3)
Fair value adjustment of contingent consideration	—	(5.3)
Balance at end of year	$4.9	$0.8

The fair value adjustment of contingent consideration was the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration was included in the selling, general, and administrative line on the Consolidated Statements of Earnings (Loss).

12. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 19) is as follows.

June 30, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$553.5	$—	$—	$553.5
Non-political spot	—	285.6	—	285.6
Political spot	—	23.9	—	23.9
Digital	376.8	17.7	—	394.5
Third party sales	63.1	80.7	(2.3)	141.5
Total advertising related	993.4	407.9	(2.3)	1,399.0
Consumer related
Subscription	611.8	—	—	611.8
Retransmission	—	347.9	—	347.9
Newsstand	150.8	—	—	150.8
Affinity marketing	67.4	—	—	67.4
Licensing	98.0	—	—	98.0
Digital and other consumer driven	72.8	—	—	72.8
Total consumer related	1,000.8	347.9	—	1,348.7
Other
Projects based	56.7	—	—	56.7
Other	30.7	13.5	—	44.2
Total other	87.4	13.5	—	100.9
Total revenues	$2,081.6	$769.3	$(2.3)	$2,848.6

June 30, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$690.1	$—	$—	$690.1
Non-political spot	—	323.3	—	323.3
Political spot	—	102.9	—	102.9
Digital	394.9	15.8	—	410.7
Third party sales	65.3	96.2	(1.9)	159.6
Total advertising related	1,150.3	538.2	(1.9)	1,686.6
Consumer related
Subscription	716.1	—	—	716.1
Retransmission	—	316.5	—	316.5
Newsstand	165.5	—	—	165.5
Affinity marketing	66.7	—	—	66.7
Licensing	95.2	—	—	95.2
Digital and other consumer driven	56.8	—	—	56.8
Total consumer related	1,100.3	316.5	—	1,416.8
Other
Projects based	50.5	—	—	50.5
Other	25.5	9.1	—	34.6
Total other	76.0	9.1	—	85.1
Total revenues	$2,326.6	$863.8	$(1.9)	$3,188.5

As a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606), the Company determined that certain barter revenue and expense will no longer be recognized. As a result, $1.9 million of the current portion of broadcast rights and the current portion of broadcast rights payable and $8.2 million of the noncurrent portion of broadcast rights and the noncurrent portion of broadcast rights payable were written off in the first quarter of fiscal 2019. Other impacts from the adoption of ASC 606 on the consolidated financial statements were immaterial.

As allowed by ASC 606, the Company does not impute interest to account for financing elements on contracts that have an original duration of twelve months or less. The Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue for all contracts with an original term of twelve months or less and for performance obligations tied to sales-based or usage-based royalties. The Company excludes amounts collected from customers for sales taxes from its transaction prices.

During the first quarter of fiscal 2020, management identified certain consumer related revenue that was incorrectly classified as other revenue in the fiscal 2019 consolidated financial statements. Therefore, management revised the fiscal 2019 Consolidated Statement of Earnings (Loss) and related revenue note to report $23.2 million of revenue as consumer related revenue. In accordance with SAB 99, the Company evaluated the effect of the error and determined that it was not material, individually or in the aggregate, to previously issued financial statements and, therefore, amendment of previously filed reports was not required. As permitted by SAB 108, the Company corrected previously reported balances.

CONTRACT BALANCES

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer, and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contracts, the Company does not have significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $403.2 million at June 30, 2020 and $458.9 million at June 30, 2019, and are presented as current portion of unearned revenues on the Consolidated Balance Sheets. Noncurrent contract liabilities were $267.5 million at June 30, 2020 and $318.6 million at June 30, 2019, and are reflected as unearned revenues on the Consolidated Balance Sheets. Revenue of $478.4 million and $384.6 million recognized in the year ended June 30, 2020 and 2019, respectively, were in contract liabilities at the beginning of the periods.

During the second quarter of fiscal 2020, the Company wrote-off $42.7 million of contract liabilities due to the discontinuation of Rachael Ray Every Day and Family Circle as subscription magazines. This amount was composed of balances at June 30, 2019, as well as newly acquired contracts during the first six months of fiscal 2020. In addition, the Company wrote off an offsetting $42.7 million of contract costs associated with the discontinued contracts. The contract liabilities were presented in the current portion of unearned revenues and unearned revenues lines and the contract costs were presented in the current portion of subscription acquisition costs and subscription acquisition costs lines on the Consolidated Balance Sheets.

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

Print Advertising—The Company provides advertisement placements in print media directly to advertisers or through advertising agencies. The Company’s performance obligations related to print advertising are satisfied when the magazine in which an advertisement appears is published, which is defined as an issue’s on-sale date. The customer is invoiced the agreed-upon price when the advertisements are published under normal industry trade terms. The agreed-upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, print advertising contracts include guaranteed circulation levels of magazines, referred to as rate base, and a number of sales incentives to its customers, including volume discounts, rebates, bonus pages, etc. For all such contracts that include these types of variable consideration, the Company estimates such when determining the transaction price.

Non-political and Political Spot Advertising—The Company sells commercial time directly to political and non-political advertisers or through advertising agencies. The Company’s performance obligations related to spot advertising are satisfied when the advertisement is aired by the broadcasting station. Rates for spot advertising are influenced primarily by the market size, number and type of competitors, audience share, and audience demographics. The customer is invoiced the agreed-upon price at the end of the month in which the advertisements were aired under normal trade terms. Political spot advertisements require payment in advance of airing. The agreed-upon price may be adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, broadcast television advertising contracts may include gross rating points goals and/or sales incentives to its customers. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration and factors in such an estimate when determining the transaction price.

Digital Advertising—The Company sells digital advertising inventory on its websites directly to advertisers or through advertising agencies. The Company’s performance obligations related to digital advertising are generally satisfied when the advertisement is run on owned or operated websites. The price for digital advertising is determined by an agreed-upon pricing model such as CPC (cost per click), CPM (cost per 1,000 impressions), or flat fees. Revenue from the sale of digital advertising space is recognized when the advertisements are delivered based on the respective pricing model or ratably over the contract period for flat fee advertisements. The customer is invoiced the agreed-upon price in the month following the month that the advertisements are delivered with normal trade terms. The agreed-upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, digital advertising contracts may include a guaranteed number of impressions and sales incentives to its customers, including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration and factors in such an estimate when determining the transaction price.

Third Party Sales—The Company sells a variety of advertising products to its advertising customers that are placed on third-party platforms. The Company’s performance obligations related to these sales are generally satisfied, and revenue is recognized, when the advertisement is run by the third parties, or a print product is placed on-sale, due to the Company's obligation to reach a targeted audience demographic. The transaction price represents the cost of the purchased media plus a mark-up. The customer is invoiced the agreed-upon price shortly after the advertisements appear under normal trade terms. The agreed-upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, contracts may include guaranteed audience targets and a number of sales incentives to its customers, including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration in determining the transaction price.

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

Digital and Other Consumer Driven—Various digital and other consumer products utilize Meredith brands to drive responses from individual customers resulting in the generation of revenue. Revenues generated through digital sources are primarily commission based. It is earned as consumer responses are generated through various programs and delivered to the program's third-party sponsor. Revenue is recognized at the point-in-time Meredith has fully satisfied the obligations to the third-party sponsor. Other sources primarily include membership programs based on the Company’s brands or a third-party sponsor. Each membership is determined to be a distinct performance obligation that is satisfied over the membership period, not exceeding twelve months. The majority are prepaid at the time of order. Memberships may be canceled at any time for a refund of the price paid for the remaining membership term. As the contract may be canceled at any time for a full refund, the contract term is determined to be on a month-by-month basis, as these contracts do not have substantive termination penalties.

Projects Based—Meredith’s national media segment contains several business lines that are business-to-business and project based. Such revenue may relate to any one or combination of the following activities; custom publishing, content strategy and development, email marketing, social media, database marketing, and search engine optimization. Revenue earned under the OAs is also considered to be projects based. The products and services delivered under these contracts are customized to each client and, therefore, do not have alternative uses to Meredith or other clients. As a result, revenue under such contracts is generally recognized over time based on project milestones until the delivery of the final product to the customer.

Other—Other revenue primarily includes revenues derived from the production of episodic programming for third-parties. The remaining revenues within this category are revenues from other small programs, which are generally recognized at a point-in-time as the performance obligations are transferred to the customer.

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

Over-Time Performance Obligations—For performance obligations related to sales of project based and certain digital advertising space, the Company transfers control and recognizes revenue over time by measuring progress towards complete satisfaction using the most appropriate method, i.e., either the "Input Method" or the "Output Method."

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

The Company typically does not offer any type of variable consideration in standard magazine subscription contracts. For these contracts, the transaction price is fixed upon establishment of the contract that contains the final terms of the sale, including description, quantity, and price of each subscription purchased. Therefore, the Company does not estimate variable consideration or perform a constraint analysis for these contracts.

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

CONTRACT COSTS

Assets Recognized from Contract Costs—The Company recognizes an asset for the incremental costs of obtaining a contract with a customer paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental and therefore meet the capitalization criteria. These capitalized costs are amortized as revenue is recognized or over the term of the agreement. As of June 30, 2020, the balances recognized from the costs incurred to obtain contracts with customers were $434.8 million, $213.2 million of which was recorded in current portion of subscription acquisition costs and $221.6 million was recorded in subscription acquisition costs on the Consolidated Balance Sheets. As of June 30, 2019, the total balances recognized were $515.9 million, $242.0 million of which was recorded in current portion of subscription acquisition costs and $273.9 million was recorded in subscription acquisition costs. The Company recognized amortization related to these costs of $238.1 million and $319.5 million in fiscal 2020 and 2019, respectively. As discussed in the contract balances section above, during fiscal 2020, the Company wrote off $42.7 million of contract costs associated with discontinued contracts. There were no impairments of contract costs recognized during the year ended June 30, 2019.

13. Pension and Postretirement Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution saving plan for most of its U.S. based employees. Eligible Company employees may participate in the Meredith Savings and Investment Plan, a defined contribution plan that allows eligible employees to contribute a percentage of their salary, commissions, and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and the Company makes matching contributions to the plan subject to the limits of the plan. The Company currently matches 100 percent of the first 4 percent and 50 percent of the next 1 percent of employee contributions.

In connection with the Time acquisition, certain employees continued to participate, through December 31, 2018, in the defined contribution savings plan that Time had in place for its employees in the U.S., the Time Inc. Savings Plan. For the Time Inc. Savings Plan, the Company matched 100 percent of the first 4 percent and 50 percent of the next 2 percent of eligible compensation. In addition to the annual employer contribution made to the Time Inc. Savings Plan, following the plan year, the Company made an employer match contribution of up to 5 percent of each participant’s compensation less any employer matching contribution made within the plan year to those participants who contributed up to 6 percent of their compensation for the plan year. The Time Inc. Savings Plan merged into the Meredith Savings and Investment Plan effective for the 2019 calendar plan year.

Employees are allowed to choose among various investment options. The Meredith Savings and Investment Plan included an investment option in the Company’s common stock until December 31, 2018. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. Company contribution expense under these plans totaled $17.9 million in fiscal 2020, $22.6 million in fiscal 2019, and $19.6 million in fiscal 2018.

The Company sponsors the Meredith Corporation Deferred Compensation Plan and also administers The Time Inc. Deferred Compensation Plan, which is a frozen plan (collectively the Deferred Compensation Plans). The Deferred Compensation Plans allow participants to defer certain bonuses and salaries. No actual monies are set aside in respect of the Deferred Compensation Plans, and participants have no rights to Company assets in respect of plan liabilities in excess of general unsecured creditors.

The liabilities associated with the plans fluctuate with hypothetical yields of the underlying investments. Liabilities for the uncollateralized plans were $16.9 million and $20.9 million at June 30, 2020 and 2019, respectively, of which $3.4 million was reflected in the accrued expenses-accrued compensation and benefits line and $13.5 million was reflected in the other noncurrent liabilities line on the Consolidated Balance Sheets at June 30, 2020, and $4.7 million was reflected in the accrued compensation and benefits line and $16.2 million was reflected in the other noncurrent liabilities line on the Consolidated Balance Sheets at June 30, 2019.

Pension and Postretirement Plans

Meredith has U.S. noncontributory pension plans covering substantially all employees who were employed by Meredith prior to January 1, 2018. The Company also assumed the obligations under Time’s various international pension plans, including plans in the U.K., Netherlands, and Germany. These domestic and international plans include qualified (funded) plans as well as nonqualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The nonqualified plans provide retirement benefits only to certain highly compensated employees. The Company also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees.

Obligations and Funded Status
The following tables present changes in, and components of, the Company’s net assets/liabilities for pension and other postretirement benefits:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2020	2019	2020	2019	2020	2019
(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$187.5	$179.4	$725.3	$721.5	$8.3	$8.4
Service cost	9.7	11.5	—	0.1	—	—
Interest cost	5.1	6.5	14.4	16.9	0.3	0.3
Participant contributions	—	—	—	—	0.8	0.9
Plan amendments	—	—	—	7.1	—	—
Net actuarial loss (gain)	13.5	10.3	124.3	35.8	0.1	(0.4)
Benefits paid (including lump sums)	(0.2)	(13.1)	(22.0)	(17.0)	(1.0)	(0.9)
Settlements	(45.8)	(8.4)	(4.0)	(12.7)	—	—
Contractual termination benefits	—	1.3	—	—	—	—
Foreign currency exchange rate impact	—	—	(22.9)	(26.4)	—	—
Benefit obligation, end of year	$169.8	$187.5	$815.1	$725.3	$8.5	$8.3

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2020	2019	2020	2019	2020	2019
(In millions)
Change in plan assets
Fair value of plan assets, beginning of year	$135.4	$139.0	$872.1	$841.5	$—	$—
Actual return on plan assets	6.9	9.2	112.7	75.5	—	—
Employer contributions	29.5	8.7	18.2	16.2	0.2	0.1
Participant contributions	—	—	—	—	0.8	0.8
Benefits paid (including lump sums)	(0.2)	(13.1)	(22.0)	(17.0)	(1.0)	(0.9)
Settlements	(45.8)	(8.4)	(4.0)	(12.7)	—	—
Foreign currency exchange rate impact	—	—	(28.1)	(31.4)	—	—
Fair value of plan assets, end of year	$125.8	$135.4	$948.9	$872.1	$—	$—

Over (under) funded status, end of year	$(44.0)	$(52.1)	$133.8	$146.8	$(8.5)	$(8.3)

Benefits paid directly from Meredith assets are included both in employer contributions and benefits paid.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2020	2019	2020	2019	2020	2019
(In millions)
Other assets
Prepaid benefit cost	$2.3	$11.2	$140.9	$157.1	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(6.3)	(28.0)	(0.1)	(0.2)	(0.6)	(0.6)
Other noncurrent liabilities
Accrued benefit liability	(40.0)	(35.3)	(7.0)	(10.1)	(7.9)	(7.7)
Net amount recognized, end of year	$(44.0)	$(52.1)	$133.8	$146.8	$(8.5)	$(8.3)

The accumulated benefit obligation for the domestic defined benefit pension plans was $150.4 million and $171.1 million at June 30, 2020 and 2019, respectively. The accumulated benefit obligation for the international defined benefit pension plans was $815.1 million and $725.3 million at June 30, 2020 and 2019, respectively.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Domestic		International
June 30,	2020	2019	2020	2019
(In millions)
Projected benefit obligation	$45.9	$63.4	$7.1	$10.3
Accumulated benefit obligation	37.9	57.1	7.1	10.3
Fair value of plan assets	—	0.1	—	—

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings (Loss) were as follows:

	Pension						Postretirement
	Domestic			International			Domestic
Years ended June 30,	2020	2019	2018	2020	2019	2018	2020	2019	2018
(In millions)
Components of net periodic benefit costs
Service cost	$9.7	$11.5	$13.0	$—	$0.1	$—	$—	$—	$0.1
Interest cost	5.1	6.5	5.9	14.4	16.9	8.0	0.3	0.3	0.3
Expected return on plan assets	(9.2)	(9.7)	(10.5)	(18.4)	(31.5)	(17.9)	—	—	—
Prior service cost (credit) amortization	0.5	0.5	0.3	0.2	—	—	—	—	(0.4)
Actuarial loss (gain) amortization	2.8	1.9	2.0	—	—	—	(0.5)	(0.6)	(0.3)
Settlement charges (credit)	13.0	2.7	—	1.2	(4.1)	0.2	—	—	—
Contractual termination benefits	—	1.3	—	—	—	—	—	—	—
Net periodic benefit costs (credit)	$21.9	$14.7	$10.7	$(2.6)	$(18.6)	$(9.7)	$(0.2)	$(0.3)	$(0.3)

The pension settlement charges recorded in fiscal 2020 related to lump-sum payments as a result of executive retirement and resignation in the prior fiscal year and cash distributions paid by the pension plan during fiscal 2020 exceeding a prescribed threshold. This required that a portion of pension losses within accumulated other comprehensive loss be realized in the period that the related pension liabilities were settled. The international settlement charge recorded in fiscal 2020 was related to the final settlement of the Company's German pension plan.

The components of net periodic benefit costs (credit), other than the service cost component, are included in non-operating income (expense), net in the Consolidated Statements of Earnings (Loss). The amortization of amounts related to unrecognized prior service costs/credit and net actuarial gain/loss were reclassified out of other comprehensive loss as components of net periodic benefit costs.

Amounts recognized in the accumulated other comprehensive loss component of shareholders’ equity for Company-sponsored plans were as follows:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2020	2019	2020	2019	2020	2019
(In millions)
Unrecognized net actuarial losses (gains), net of taxes	$25.4	$25.3	$27.5	$(0.6)	$(1.3)	$(1.7)
Unrecognized prior service cost, net of taxes	0.7	1.1	6.7	5.6	—	—
Total	$26.1	$26.4	$34.2	$5.0	$(1.3)	$(1.7)

During fiscal 2021, the Company expects to recognize as part of its net periodic benefit costs $2.8 million of net actuarial losses and $0.5 million of prior service costs for the pension plans, and $0.3 million of net actuarial gains and no prior service costs for the postretirement plan, net of taxes, in the accumulated other comprehensive loss component of shareholders’ equity at June 30, 2020.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2020	2019	2020	2019	2020	2019
Weighted average assumptions
Discount rate	2.43%	3.39%	1.17%	2.24%	2.65%	3.45%
Rate of compensation increase	3.07%	3.09%	n/a	n/a	3.50%	3.50%
n/a - Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension						Postretirement
	Domestic			International			Domestic
Years ended June 30,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Weighted average assumptions
Discount rate	3.39%	4.03%	3.41%	2.24%	2.57%	2.57%	3.45%	4.10%	3.65%
Expected return on plan assets	8.00%	8.00%	8.00%	2.20%	3.89%	4.87%	n/a	n/a	n/a
Rate of compensation increase	3.09%	3.50%	3.50%	n/a	n/a	3.50%	3.50%	3.50%	3.50%
n/a - Not applicable

The assumed health care trend rates used to measure the expected cost of benefits were as follows:

	Postretirement
Assumed healthcare cost trend rates as of June 30,	2020	2019	2018
Rate of increase in health care cost levels
Initial level	5.50%	6.00%	6.50%
Ultimate level	5.00%	5.00%	5.00%
Years to ultimate level	2 years	3 years	4 years

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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In millions)
Effect on service and interest cost components for fiscal 2020	$—	$—
Effect on postretirement benefit obligation as of June 30, 2020	0.4	(0.3)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company’s pension plans are as follows:

	Domestic				International
	2020 Allocation		2019 Allocation		2020 Allocation		2019 Allocation
June 30,	Target	Actual	Target	Actual	Target	Actual	Target	Actual
Equity securities	70%	69%	70%	68%	7%	6%	7%	7%
Fixed-income securities	30%	30%	30%	32%	55%	56%	80%	79%
Other securities [1]	—%	1%	—%	—%	38%	38%	13%	14%
Total	100%	100%	100%	100%	100%	100%	100%	100%

[1] Other primarily includes pooled investment funds and, for fiscal 2020, an insurance buy-in contract.

Meredith’s investment policy for domestic plans seeks to maximize investment returns while balancing the Company’s tolerance for risk. The plan fiduciaries oversee the investment allocation process. This includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range, or elect to rebalance the portfolio within the targeted range. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position. This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as fixed-income) as funding levels improve. The reverse effect occurs when funding levels decrease.

The trustees of the IPC Media Pension Scheme (IPC Plan) defined benefit pension plan in the U.K. have delegated the day-to-day investment decisions of the IPC Plan to a large international fiduciary manager and utilize an investment manager to monitor investment performance and the reporting of the fiduciary manager. The investment objective of the IPC Plan is to invest the assets prudently with the intention that the benefits promised to the members are provided. Funding level based de-risking triggers have been established such that the investment strategy evolves as the funding level moves along an agreed glide path. As the funding level improves, the investment strategy will de-risk. Each trigger level specifies a minimum interest rate and hedge rate ratio and a maximum allocation to growth assets, which target a diversified portfolio using specialist managers and asset classes.

Equity securities did not include any Meredith Corporation common or class B stock at June 30, 2020 or 2019.

Fair value measurements for domestic pension plan assets were as follows:

(In millions)	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Investments in registered investment companies
Equity	$86.2	$63.9	$22.3	$—
Fixed Income	38.0	—	38.0	—
Pooled separate accounts	1.6	—	1.6	—
Total assets at fair value	$125.8	$63.9	$61.9	$—

June 30, 2019
Investments in registered investment companies
Equity	$91.8	$68.4	$23.4	$—
Fixed Income	43.0	—	43.0	—
Pooled separate accounts	0.6	—	0.6	—
Total assets at fair value	$135.4	$68.4	$67.0	$—

Fair value measurements for international pension plan assets were as follows:

(In millions)	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Cash and cash equivalents	$10.3	$8.9	$1.4	$—
Pooled investments
Equity	58.8	1.5	57.3	—
Fixed Income	277.2	9.3	267.9	—
Other	253.6	—	253.6	—
Insurance buy-in contract	349.0	—	—	349.0
Total assets at fair value	$948.9	$19.7	$580.2	$349.0

June 30, 2019
Cash and cash equivalents	$121.8	$119.5	$2.3	$—
Pooled investments
Equity	60.0	—	60.0	—
Fixed Income	393.9	—	393.9	—
Other	296.4	—	296.4	—
Total assets at fair value	$872.1	$119.5	$752.6	$—

The international pension plans hold investments in liability matching funds whose objective is to provide leveraged returns equal to that of the liabilities. In order to do so, these funds invest in UK Treasury Gilt bonds, Gilt Total Return Swaps, Repurchase Transactions, and cash or money markets to provide liquidity to meet payment obligations or post as collateral in the derivative transactions they enter into. These liability matching funds are included in Other pooled investments in the table above.

The trustees of the IPC Plan implemented a new investment strategy in fiscal 2020 to further reduce risk without adversely affecting return. The trustees entered into an insurance buy-in contract with a private limited life insurance company to insure a portion of the IPC Plan, covering approximately 30 percent of IPC Plan participants, which is intended to provide payments designed to equal all future designated contractual benefit payments to covered participants. The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The assets and liabilities with respect to insured participants are assumed to match (i.e., the full benefits have been insured). The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the insurance buy-in contract is presented as a Level 3 investment. Refer to Note 11 for a discussion of the three levels in the hierarchy of fair values.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended June 30,	2020
(in millions)
Balance at beginning of year	$—
Purchase	353.6
Change in fair value	(3.2)
Foreign currency translation	(1.4)
Balance at end of year	$349.0

There were no purchases, sales, or settlements of Level 3 assets for the year ended June 30, 2019. There were no transfers in or out of Level 3 investments for the years ended June 30, 2020 and 2019.

Cash Flows
Although the Company does not have a minimum funding requirement for the domestic pension plans in fiscal 2021, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2021 to the domestic plan. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.6 million to its postretirement plan in fiscal 2021.

Monthly contributions of £0.9 million are required to be made to the IPC Plan. In the event that on November 25, 2021, the IPC Plan has a funding deficit valuing its liabilities with a gilts plus 50 basis point discount rate, the Company, as the sponsor of the IPC Plan, will make a contribution equal to that funding deficit. In the event that on November 25, 2025, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2026, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2027, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to that funding deficit. Contributions shall cease to be payable from the date that the IPC Plan is confirmed to be fully funded.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits		Postretirement Benefits
(In millions)	Domestic	International	Domestic
2021	$19.5	$15.4	$0.6
2022	16.7	16.6	0.6
2023	15.3	17.1	0.6
2024	16.3	18.0	0.5
2025	19.2	20.0	0.6
2026-2030	78.3	111.2	2.4

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2020, 2019, and 2018 was $0.2 million, $0.2 million, and $0.6 million, respectively, and the accrued liability at June 30, 2020 and 2019, was $3.1 million and $3.2 million, respectively.

14. Share-based Compensation

Meredith has an employee stock purchase plan and a stock incentive plan, both of which are shareholder-approved. More detailed descriptions of these plans follow. Compensation expense recognized for these plans was $13.9 million in fiscal 2020, $22.9 million in fiscal 2019, and $30.4 million in fiscal 2018. The total income tax benefit recognized in earnings (loss) was $3.2 million in fiscal 2020, $4.9 million in fiscal 2019, and $6.9 million in fiscal 2018.

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 7.1 million shares remained available for future awards under the plan as of June 30, 2020. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares and restricted stock units increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees’ interests with those of shareholders.

The Company has awarded restricted stock and restricted stock units to eligible key employees and non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards granted to employees generally vest over three or five years, and the awards granted to directors vest one-third each year during the three-year period from date of grant. The grant date of awards is the date the Compensation Committee of the Board of Directors approves the granting of the awards or a date thereafter as specified by the Committee. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants are amortized over the vesting periods.

The Company’s restricted stock activity during the year ended June 30, 2020, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2019	18.7	$55.72
Granted	15.2	35.39
Vested	(10.7)	54.55
Nonvested at June 30, 2020	23.2	42.90	$0.3

As of June 30, 2020, there was no unearned compensation cost related to restricted stock granted under the plan. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2020, 2019, and 2018, was $35.39, $58.76, and $52.00, respectively. The total fair value of shares vested during the years ended June 30, 2020, 2019, and 2018, was $0.4 million, $0.8 million, and $1.5 million, respectively.

The Company’s restricted stock unit activity during the year ended June 30, 2020, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Units in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2019	481.7	$53.34
Granted	296.2	35.50
Vested	(201.8)	52.28
Forfeited	(44.6)	47.26
Nonvested at June 30, 2020	531.5	44.31	$7.7

As of June 30, 2020, there was $7.1 million of unearned compensation cost related to restricted stock units granted under the plan. That cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2020, 2019, and 2018, was $35.50, $52.55, and $47.26, respectively. The total fair value of shares vested during the years ended June 30, 2020, 2019, and 2018, was $7.9 million, $13.0 million, and $20.4 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2020:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2019	242.2	$39.92
Additions	18.7	35.24
Converted to common stock	(53.3)	44.13
Balance at June 30, 2020	207.6	38.42

The stock equivalent units outstanding at June 30, 2020, had no aggregate intrinsic value. The total intrinsic value of stock equivalent units converted to common stock was zero for the year ended June 30, 2020, compared to $1.7 million in fiscal 2019, and $0.1 million for fiscal 2018.

Meredith has granted nonqualified stock options to certain employees and directors under the plan. The grant date of options issued is the date the Compensation Committee of the Board of Directors approves the granting of the options or a date thereafter as specified by the Committee. The exercise price of options granted is set at the fair value of the Company’s common stock on the grant date. All options granted under the plan expire at the end of 10 years. Options granted to employees vest three years from the date of grant. Options granted to directors vest one-third each year during the three-year period from date of grant.

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options in thousands and Aggregate Intrinsic Value in millions)
Outstanding July 1, 2019	2,804.9	$51.40
Granted	576.7	36.69
Exercised	(35.0)	29.31
Forfeited	(450.6)	50.96
Outstanding June 30, 2020	2,896.0	48.81	7.0	$—
Exercisable June 30, 2020	1,548.0	$49.32	5.8	$—

The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. The expected volatility was based on a blend of historical volatility of the Company’s common stock taking into consideration Meredith’s capital structure and implied volatility in market traded options on the Company’s common stock with a term greater than six months. The expected life of options granted used the simplified method under U.S. GAAP to determine the expected life. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2020	2019	2018
Risk-free interest rate	1.4-1.8%	2.3-3.0%	1.8-2.6%
Expected dividend yield	5%	4%	4%
Expected option life	6-6.5 yrs	6-6.5 yrs	4.9-7 yrs
Expected stock price volatility	40%	33-35%	28-36%

The weighted average grant date fair value of options granted during the years ended June 30, 2020, 2019, and 2018, was $8.64, $12.26, and $13.58, respectively. The total intrinsic value of options exercised during the years ended June 30, 2020, 2019, and 2018, was $0.4 million, $1.7 million, and $10.9 million, respectively. As of June 30, 2020, there was $2.9 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2020, 2019, and 2018 was $1.0 million, $4.4 million, and $19.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million, $0.4 million, and $2.7 million, respectively, for the years ended June 30, 2020, 2019, and 2018.

Employee Stock Purchase Plan

On January 1, 2020, Meredith reintroduced a previously suspended Employee Stock Purchase Plan (ESPP). The ESPP allows employees to purchase shares of Meredith common stock at a 5 percent discount on the market value at the end of each quarter through bi-weekly payroll deductions. Shares purchased through the ESPP that are held for two years qualify for a 15 percent Company match on the original purchase price in the form of additional shares of Meredith stock. The ESPP has quarterly offering periods. There were 1.5 million common shares authorized and approximately 0.2 million shares remained available for issuance under the ESPP as of June 30, 2020. Compensation cost for the ESPP was based on the fair value of the employee match amortized over the match period of two years. In fiscal 2020, the Company issued approximately 0.1 million ESPP shares that had a weighted average market price per share at purchase of $13.43 and an average purchase price per share of $12.76.

15. Redeemable Series A Preferred Stock

Effective January 30, 2018, out of the total authorized 5,000,000 shares of preferred stock, par value $1.00 per share, the Company designated a series of 2,500,000 shares, which was issued in and constituted a single series known as “Series A Preferred Stock” with each share having an initial stated value of $1,000 per share.

On January 31, 2018, in exchange for a preferred equity investment of $650.0 million, Meredith issued 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock as well as detachable warrants to purchase up to 1,625,000 shares of Meredith’s common stock with an exercise price of $1.00 per share and options to purchase up to 875,000 shares of Meredith’s common stock with an exercise price of $70.50 per share. On June 30, 2020, the Company redeemed all of its outstanding Series A preferred stock at a redemption price of $722.0 million, which consisted of the stated value of the preferred stock of $650.0 million, a call premium of $39.0 million, and $33.0 million, which equaled the present value of dividends that would have been paid through January 31, 2021. The Company recorded a loss on the extinguishment of preferred stock of $163.6 million through retained earnings on the Consolidated Statements of Shareholders’ Equity and reduced the amount of earnings available to common shareholders by the same.

The Series A preferred stock was classified as temporary equity in the Consolidated Balance Sheets. The Company allocated the net proceeds of $631.0 million ($650.0 million aggregate gross proceeds received less $19.0 million in transaction costs) based on the relative aggregate fair values on the date of issuance as follows: $103.1 million to the warrants, $12.5 million to the options, and $515.4 million to the Series A preferred stock. The discount on the Series A preferred stock was being accreted using the effective interest method to retained earnings as a deemed dividend from the date of issuance through the seventh anniversary of the issuance date (i.e., the date the Series A preferred stock would have become convertible).

The Series A preferred stock ranked senior to any other class or series of equity, including Meredith’s common stock and class B stock, with respect to dividend rights. All Series A preferred stock dividends were prior to and in preference over any dividend on any common stock or class B stock and were required to be declared and fully paid before any dividends are declared and paid, or any other distributions or redemptions were made, on any common stock or class B stock. The Series A preferred stock was paid a quarterly dividend at a rate of 8.5 percent.

The detachable warrants and options continue to be outstanding as of June 30, 2020.

16. Common Stock

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

Each class of common stock receives equal dividends per share. The Company paused dividends on common and class B stock after the March 13, 2020, payment. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board of Directors and will be dependent on the Company’s operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Company’s debt facilities, and such other factors that the Board considers relevant.

From time to time, the Company’s Board of Directors has authorized the repurchase of shares of the Company’s common stock and class B stock. In May 2014, the Board approved the repurchase of $100.0 million of shares. As of June 30, 2020, $46.6 million remained available under the current authorizations for future repurchases.

Repurchases of the Company’s common and class B stock were as follows:

Years ended June 30,	2020	2019	2018
(In millions)
Number of shares	0.1	0.2	0.5
Cost at market value	$4.7	$10.0	$31.1

Shares deemed to be delivered to the Company on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by the Board. Shares tendered for the exercise price of stock options were minimal at a cost of $1.0 million in fiscal 2020, 0.1 million shares at a cost of $4.1 million in fiscal 2019, and 0.3 million shares at a cost of $19.1 million in fiscal 2018.

17. Earnings (Loss) Per Common Share

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

The following table presents the calculations of basic earnings (loss) per common share:

Years ended June 30,	2020	2019	2018
(In millions except per share data)
Net earnings (loss)	$(234.3)	$46.3	$99.4
Participating warrants dividend	(2.8)	(3.6)	(1.8)
Series A preferred stock dividend	(56.5)	(55.9)	(22.9)
Accretion of Series A preferred stock	(18.2)	(17.6)	(7.2)
Loss on redemption of Series A preferred stock	(163.6)	—	—
Other securities dividends	(0.6)	(1.2)	(1.1)
Basic earnings (loss) attributable to common shareholders	$(476.0)	$(32.0)	$66.4

Basic weighted average common shares outstanding	45.7	45.3	44.9
Basic earnings (loss) per common share	$(10.41)	$(0.71)	$1.48

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Years ended June 30,	2020	2019	2018
(In millions except per share data)
Basic weighted average common shares outstanding	45.7	45.3	44.9
Dilutive effect of stock options and equivalents	—	0.2	0.3
Diluted weighted average common shares outstanding	45.7	45.5	45.2

Diluted earnings (loss) attributable to common shareholders	$(476.0)	$(32.0)	$66.4
Diluted earnings (loss) per common share	(10.41)	(0.70)	1.47

For the year ended June 30, 2020, 0.7 million convertible preferred shares, 1.6 million warrants, and 0.1 million shares of restricted stock were not included in the computation of diluted loss per common share. These securities have an antidilutive effect on the loss per common share calculation (the dilutive loss per common share becoming less negative than the basic loss per common share). Therefore, these securities are not taken into account in determining the weighted average number of common shares for the calculation of diluted loss per common share for the year ended June 30, 2020.

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

Therefore, these securities are not taken into account in determining the weighted average number of common shares for the calculation of diluted loss per common share for the year ended June 30, 2019.

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

In addition, antidilutive options excluded from the above calculations totaled 3.8 million for the year ended June 30, 2020 ($54.66 weighted average exercise price), 2.5 million for the year ended June 30, 2019 ($63.86 weighted average exercise price), and 0.8 million for the year ended June 30, 2018 ($62.71 weighted average exercise price).

In the year ended June 30, 2020, a minimal amount of options were exercised to purchase common shares. In the years ended June 30, 2019 and 2018, 0.1 million and 0.5 million options were exercised to purchase common shares, respectively.

18. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings (loss) as well as items of other comprehensive income (loss).

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

	Minimum Pension/Post Retirement Liability Adjustments	Foreign Currency Translation	Interest Rate Swaps	Accumulated Other Comprehensive Loss
(In millions)
Balance at June 30, 2017	$(18.8)	$—	$(0.2)	$(19.0)
Current-year adjustments, pre-tax	(0.5)	(12.9)	0.4	(13.0)
Tax expense	(0.3)	—	(0.4)	(0.7)
Other comprehensive loss	(0.8)	(12.9)	—	(13.7)
Reclassification to retained earnings [1]	(4.2)	—	0.2	(4.0)
Balance at June 30, 2018	(23.8)	(12.9)	—	(36.7)
Current-year adjustments, pre-tax	(9.1)	(2.8)	—	(11.9)
Tax benefit	2.3	—	—	2.3
Other comprehensive loss	(6.8)	(2.8)	—	(9.6)
Balance at June 30, 2019	(30.6)	(15.7)	—	(46.3)
Current-year adjustments, pre-tax	(28.7)	(6.8)	—	(35.5)
Tax expense	(0.6)	—	—	(0.6)
Other comprehensive loss	(29.3)	(6.8)	—	(36.1)
Balance at June 30, 2020	$(59.9)	$(22.5)	$—	$(82.4)
[1]	Reclassification related to a one-time adjustment for the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

19. Financial Information about Industry Segments

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets include impairments of national media goodwill, operating lease assets and associated leasehold improvements and furniture and fixtures, and trademarks; impairment of a local media FCC license; and the amortization of broadcast rights in the local media segment. Impairment of national media goodwill was $252.7 million in fiscal 2020. The impairments of an operating lease asset and associated leasehold improvements and furniture and fixtures totaled $87.9 million in fiscal 2020. National media trademarks were impaired by $26.4 million in fiscal 2020, $41.8 million in fiscal 2019, and $22.7 million in fiscal 2018. Fiscal 2020 impairment of the local media FCC license was $22.3 million. Broadcast rights amortization totaled $19.0 million in fiscal 2020, $20.0 million in fiscal 2019, and $19.2 million in fiscal 2018.

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

The following table presents financial information by segment:

Years ended June 30,	2020	2019	2018
(In millions)
Revenues
National media	$2,081.6	$2,326.6	$1,572.6
Local media	769.3	863.8	693.1
Total revenues, gross	2,850.9	3,190.4	2,265.7
Intersegment revenue elimination	(2.3)	(1.9)	(1.5)
Total revenue	$2,848.6	$3,188.5	$2,264.2

Segment profit (loss)
National media	$(167.7)	$126.0	$85.0
Local media	146.0	278.3	186.7
Unallocated corporate	(72.4)	(117.3)	(184.8)
Income (loss) from operations	(94.1)	287.0	86.9
Non-operating income (expense), net	(1.3)	24.2	0.7
Interest expense, net	(145.8)	(170.6)	(97.2)
Earnings (loss) from continuing operations before income taxes	$(241.2)	$140.6	$(9.6)

Depreciation and amortization
National media	$176.5	$206.5	$92.9
Local media	38.9	36.6	33.2
Unallocated corporate	4.5	4.5	2.9
Total depreciation and amortization	$219.9	$247.6	$129.0

Assets
National media	$4,110.2	$4,606.8	$5,202.0
Local media	1,137.1	1,192.3	1,204.6
Unallocated corporate	262.8	337.8	364.3
Total assets	$5,510.1	$6,136.9	$6,770.9

Capital expenditures
National media	$19.9	$13.0	$11.0
Local media	19.5	25.1	21.0
Unallocated corporate	16.0	8.3	21.2
Total capital expenditures	$55.4	$46.4	$53.2

20. Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In millions except per share data)
Revenues
National media	$532.9	$597.2	$506.9	$444.6	$2,081.6
Local media	192.8	214.0	195.2	167.3	769.3
Intersegment elimination	(0.5)	(0.7)	(0.4)	(0.7)	(2.3)
Total revenues	$725.2	$810.5	$701.7	$611.2	$2,848.6
Operating profit (loss)
National media	$28.1	$100.5	$(303.1)	$6.8	$(167.7)
Local media	38.4	54.8	24.4	28.4	146.0
Unallocated corporate	(23.6)	(21.4)	(15.3)	(12.1)	(72.4)
Income (loss) from operations	$42.9	$133.9	$(294.0)	$23.1	$(94.1)

Earnings (loss) from continuing operations	$12.1	$62.1	$(289.4)	$6.2	$(209.0)
Discontinued operations	(6.0)	(24.3)	5.0	—	(25.3)
Net earnings (loss)	$6.1	$37.8	$(284.4)	$6.2	$(234.3)

Basic earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	$(0.17)	$0.93	$(6.76)	$(3.84)	$(9.85)
Net earnings (loss)	(0.30)	0.39	(6.65)	(3.84)	(10.41)

Diluted earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	(0.17)	0.91	(6.76)	(3.84)	(9.85)
Net earnings (loss)	(0.30)	0.40	(6.65)	(3.84)	(10.41)

Dividends per share	0.575	0.575	0.595	—	1.745

In the first quarter of fiscal 2020, the Company recorded $14.1 million related to acquisition, disposition, and restructuring related costs and $5.2 million for impairment of a trademark. These costs were partially offset by the release of a lease guarantee of $8.0 million.

The Company recorded an $8.8 million pension settlement charge in the second quarter of fiscal 2020.

In the third quarter of fiscal 2020, the Company recorded an impairment of goodwill of $252.7 million, impairments of lease related assets of $87.9 million, an impairment of an FCC license of $22.3 million, and impairments of trademarks of $21.2 million. In addition, $6.5 million related to acquisition, disposition, and restructuring related costs and a $4.1 million pension settlement charge were recorded in the third quarter of fiscal 2020.

The Company recorded an additional $6.7 million in acquisition, disposition, and restructuring related costs in the fourth quarter of fiscal 2020.

Year ended June 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In millions except per share data)
Revenues
National media	$560.6	$616.2	$562.3	$587.5	$2,326.6
Local media	214.4	262.4	188.4	198.6	863.8
Intersegment elimination	(0.6)	(0.2)	(0.6)	(0.5)	(1.9)
Total revenues	$774.4	$878.4	$750.1	$785.6	$3,188.5
Operating profit
National media	$18.1	$47.0	$54.5	$6.4	$126.0
Local media	67.5	106.6	41.6	62.6	278.3
Unallocated corporate	(31.4)	(19.9)	(20.5)	(45.5)	(117.3)
Income from operations	$54.2	$133.7	$75.6	$23.5	$287.0

Earnings (loss) from continuing operations	$16.2	$88.1	$28.4	$(3.6)	$129.1
Discontinued operations	0.8	(69.5)	(4.7)	(9.4)	(82.8)
Net earnings (loss)	$17.0	$18.6	$23.7	$(13.0)	$46.3

Basic earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	$(0.07)	$1.50	$0.20	$(0.51)	$1.12
Net earnings (loss)	(0.06)	(0.03)	0.10	(0.72)	(0.71)

Diluted earnings (loss) per share attributable to common shareholders
Earnings (loss) from continuing operations	(0.07)	1.46	0.20	(0.51)	1.12
Net earnings (loss)	(0.06)	(0.01)	0.10	(0.72)	(0.70)

Dividends per share	0.545	0.545	0.575	0.575	2.240

In the first quarter of fiscal 2019, the Company recorded $23.4 million related to acquisition, disposition, and restructuring related costs. These charges were partially offset by a gain on the sale of the Company’s remaining 30 percent interest in Charleston Tennis LLC of $10.4 million.

The Company recorded $27.7 million related to acquisition, disposition, and restructuring related costs and a loss on the extinguishment of debt of $9.8 million in the second quarter of fiscal 2019.

In the third quarter of fiscal 2019, the Company recorded $16.8 million related to acquisition, disposition, and restructuring related costs.

The Company recorded an additional $39.3 million in acquisition, disposition, and restructuring related costs, and $41.8 million for impairments of trademarks in the fourth quarter of fiscal 2019.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Acquired	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
(In millions)
Year ended June 30, 2020
Reserve for doubtful accounts	$15.4	$—	$15.8	$—		$(5.6)	$25.6
Reserve for returns	5.1	—	5.1	2.4	[1]	(9.0)	3.6
Income tax valuation allowance	21.7	—	—	—		(4.5)	17.2
Total	$42.2	$—	$20.9	$2.4		$(19.1)	$46.4
Year ended June 30, 2019
Reserve for doubtful accounts	$12.2	$—	$4.8	$—		$(1.6)	$15.4
Reserve for returns	2.2	—	8.8	3.4	[2]	(9.3)	5.1
Income tax valuation allowance	21.1	—	0.6	—		—	21.7
Total	$35.5	$—	$14.2	$3.4		$(10.9)	$42.2
Year ended June 30, 2018
Reserve for doubtful accounts	$6.5	$—	$12.5	$—		$(6.8)	$12.2
Reserve for returns	1.5	—	3.1	—		(2.4)	2.2
Income tax valuation allowance	—	21.4	—	—		(0.3)	21.1
Total	$8.0	$21.4	$15.6	$—		$(9.5)	$35.5
1	Amounts primarily charged against revenue accounts.
2
As a result of the Company's adoption of ASC 606 effective July 1, 2018, the Company recorded a reserve for underperformance of spot advertising of $3.4 million using the modified retrospective method. See Note 1 and Note 12 for further information on the adoption of ASC 606.

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2020	2019	2018	2017	2016
(In millions except per share data)
Results of operations
Revenues	$2,848.6	$3,188.5	$2,264.2	$1,713.3	$1,649.6
Costs and expenses	2,306.7	2,511.2	1,855.5	1,334.8	1,334.8
Acquisition, disposition, and restructuring related activities	26.8	100.9	170.1	10.3	(36.4)
Depreciation and amortization	219.9	247.6	129.0	53.8	59.1
Impairment of goodwill and other long-lived assets	389.3	41.8	22.7	6.2	161.5
Income (loss) from operations	(94.1)	287.0	86.9	308.2	130.6
Non-operating income (expense), net	(1.3)	24.2	0.7	0.9	—
Interest expense, net	(145.8)	(170.6)	(97.2)	(18.8)	(20.4)
Income tax benefit (expense)	32.2	(11.5)	123.6	(101.4)	(76.3)
Earnings (loss) from continuing operations	(209.0)	129.1	114.0	188.9	33.9
Discontinued operations	(25.3)	(82.8)	(14.6)	—	—
Net earnings (loss)	$(234.3)	$46.3	$99.4	$188.9	$33.9

Basic earnings (loss) per share information
Earnings (loss) from continuing operations	$(9.85)	$1.12	$1.80	$4.23	$0.76
Discontinued operations	(0.56)	(1.83)	(0.32)	—	—
Net earnings (loss)	$(10.41)	$(0.71)	$1.48	$4.23	$0.76

Diluted earnings (loss) per share information
Earnings (loss) from continuing operations	$(9.85)	$1.12	$1.79	$4.16	$0.75
Discontinued operations	(0.56)	(1.82)	(0.32)	—	—
Net earnings (loss)	$(10.41)	$(0.70)	$1.47	$4.16	$0.75
Average diluted shares outstanding	45.7	45.5	45.2	45.4	45.4

Other per share information
Dividends	$1.745	$2.240	$2.130	$2.030	$1.905
Stock price-high	56.86	62.40	72.25	66.25	53.11
Stock price-low	10.01	47.46	47.30	43.85	35.03

Financial position at June 30,
Current assets	$884.8	$1,350.1	$2,016.7	$505.4	$481.2
Working capital	153.1	89.3	790.9	45.7	3.3
Total assets	5,510.1	6,136.9	6,770.9	2,729.7	2,626.8
Long-term obligations (including current portion)	2,998.6	2,348.3	3,165.3	729.9	703.6
Redeemable, convertible Series A preferred stock	—	540.2	522.6	—	—
Shareholders’ equity	388.2	974.6	1,097.5	996.0	889.0
Number of employees at June 30,	5,511	5,899	7,924	3,653	3,790

This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8-Financial Statements and Supplementary Data of this Form 10-K. Over the last five fiscal years, we acquired a number of companies, the most significant of which was the acquisition of Time on January 31, 2018. The results of the acquired companies have been included in our consolidated financial statements since their respective dates of acquisition. Long-term obligations include broadcast rights payable and Company debt associated with continuing operations.

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

An evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, Meredith’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the years presented in this Form 10-K, in conformity with U.S. GAAP.

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

The Company, under the supervision of the Chief Executive Officer and the Chief Financial Officer and the oversight of the Board of Directors, conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting as of June 30, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Report of Registered Public Accounting Firm

The Company’s independent registered public accounting firm, KPMG LLP (KPMG), who audited the consolidated financial statements included in this Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. KPMG's report on the effectiveness of the Company's internal control over financial reporting is included with the Consolidated Financial Statements included in this report under Item 8-Financial Statements and Supplementary Data and is incorporated in this item by reference.

Remediation of Previously Disclosed Material Weaknesses in Internal Control

The Company previously disclosed in Item 9A-Controls and Procedures of our Annual Report on Form 10-K for the year ended June 30, 2019 (2019 Form 10-K), material weaknesses in our internal control over financial reporting related to digital revenues and the international pension assets acquired with the Time acquisition. During the fiscal quarter ended June 30, 2020, we completed the implementation of our remediation plans described in Item 9A-Controls and Procedures of our 2019 Form 10-K, as well as sufficient testing to conclude that the applicable controls are operating effectively. Accordingly, management has concluded that the previously disclosed material weaknesses were fully remediated as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that the majority of our accounting, finance, and legal employees are working remotely due to the COVID-19 pandemic, but we are continually monitoring the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2020, under the captions “Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board” and in Part I of this Form 10-K beginning on page 11 under the caption “Information about our Executive Officers” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2020, under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2020, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2020, under the captions “Related Person Transaction Policy and Procedures” and “Corporate Governance - Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2020, under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 57 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2020 and 2019
Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2020, 2019, and 2018
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the Years Ended June 30, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2020, 2019, and 2018

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

Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:

2.1
Agreement and Plan of Merger, dated as of November 26, 2017, by and among Meredith Corporation, Gotham Merger Sub, Inc., and Time Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 27, 2017.

2.2
Separation and Distribution Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc., incorporated herein by reference to Exhibit 2.1 to Time Inc.’s Current Report on Form 8-K filed June 5, 2014. #

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

3.3	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

4.3	Form of 6.875 percent Note (included in Exhibit 4.2)

4.4
First Supplemental Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 31, 2018.

4.5
Indenture, dated as of June 29, 2020, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2020.

4.6	Form of 6.500 percent Note (included in Exhibit 4.5)

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

10.4
Amended and Restated Replacement Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. *

10.5
Amended and Restated Supplemental Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. *

10.6	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. *

10.7
Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004. *

10.8
Form of Continuing Nonqualified Stock Option Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011. *

10.9
Employment Agreement dated August 10, 2016, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2016. *

10.10
Amendment to employment agreement between Meredith Corporation and Thomas Harty effective May 4, 2020, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.11
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. *

10.12
Amendment to employment agreement between Meredith Corporation and John Zieser effective May 4, 2020, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.13
Employment Agreement dated February 25, 2020, and effective March 9, 2020, between Meredith Corporation and Jason Frierott is incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed February 27, 2020. *

10.14
Amendment to employment agreement between Meredith Corporation and Jason Frierott effective May 4, 2020, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.15
Amended and Restated Severance Agreement between Meredith Corporation and Jason Frierott is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2020. *

10.16
Employment Agreement dated May 9, 2018, and effective July 1, 2018, between Meredith Corporation and Patrick McCreery is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. *

10.17
Amendment to employment agreement between Meredith Corporation and Patrick McCreery effective May 4, 2020, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.18
Retention Agreement dated October 1, 2019, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019. *

10.19
Separation Agreement and General Release between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 2, 2020. *

10.20
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016. *

10.21	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2014. *

10.22
Form of the Nonqualified Stock Option Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.23
Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.24
Form of the Restricted Stock Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.25
Form of the Restricted Stock Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.26
Form of Restricted Stock Unit Award Agreement - Time Vested for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.27
Form of Restricted Stock Unit Award Agreement - Performance-Based for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.28
Credit Agreement, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.29
Amendment No. 1 to Credit Agreement, dated as of October 26, 2018, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.30
Amendment No. 2 to Credit Agreement, dated as of February 19, 2020, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent and collateral agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.

10.31
Amendment No. 3 to Credit Agreement, dated as of June 22, 2020, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent and collateral agent.

10.32
Amendment No. 4 to Credit Agreement dated June 29, 2020, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent and collateral agent.

10.33
Registration Rights Agreement, dated as of June 29, 2020, by and among the Meredith Corporation, the subsidiary guarantors party thereto and RBC Capital Markets, LLC incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2020.

10.34
Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of January 31, 2018, by and among Meredith Corporation, Time Inc. (UK) Ltd, IPC Media Pension Trustee Limited and Time Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K filed January 31, 2018.

10.35
Amended and Restated Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of March 15, 2018, by and among Meredith Corporation, IPC Media Pension Trustee Limited, and International Publishing Corporation Limited, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2018.

10.36	Warrant to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.37	Option to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.38
Registration Rights Agreement, dated as of January 31, 2018, by and between Meredith Corporation and KED MDP Investments, LLC, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.39	Tax Matters Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. is incorporated herein by reference to Exhibit 10.2 to Time Inc.’s Current Report on Form 8-K filed June 5, 2014.

10.40
Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014, is incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed March 7, 2014. *

10.41
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014, incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed March 7, 2014. *

10.42
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014, and applicable to amounts deferred prior to January 1, 2005, incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed March 7, 2014. *

21	Subsidiaries of the Registrant

22	List of Guarantor Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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

/s/ Jason Frierott	/s/ Thomas H. Harty
Jason Frierott, Chief Financial Officer (Principal Financial and Accounting Officer)	Thomas H. Harty, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Stephen M. Lacy	/s/ D. Mell Meredith Frazier
Stephen M. Lacy, Chairman of the Board and Director	D. Mell Meredith Frazier, Vice Chairman of the Board and Director

/s/ Donald A. Baer	/s/ Donald C. Berg
Donald A. Baer, Director	Donald C. Berg, Director

/s/ Gregory G. Coleman	/s/ Beth J. Kaplan
Gregory G. Coleman, Director	Beth J. Kaplan, Director

/s/ Paula A. Kerger	/s/ Christopher Roberts III
Paula A. Kerger, Director	Christopher Roberts III, Director

/s/ Elizabeth E. Tallett
Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 27, 2020.