Form 10-Q
period 2020-09-30
MEREDITH CORP
filed 2020-11-05
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020
Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street,	Des Moines,	Iowa	50309-3023
(Address of principal executive offices)			(ZIP Code)

Registrant’s telephone number, including area code:	(515)	284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at October 31, 2020
Common shares	40,482,806
Class B shares	5,083,934
Total common and class B shares	45,566,740

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2020	June 30, 2020
(In millions except per share data)
Current assets
Cash and cash equivalents	$201.0	$132.4
Accounts receivable, net	484.7	461.9
Inventories	32.9	34.2
Current portion of subscription acquisition costs	225.2	213.2
Other current assets	73.3	43.1
Total current assets	1,017.1	884.8
Property, plant, and equipment	886.4	883.3
Less accumulated depreciation	(498.5)	(483.4)
Net property, plant, and equipment	387.9	399.9
Operating lease assets	396.1	404.6
Subscription acquisition costs	234.8	221.6
Other assets	229.6	232.4
Intangible assets, net	1,616.9	1,647.5
Goodwill	1,719.4	1,719.3
Total assets	$5,601.8	$5,510.1

Current liabilities
Current portion of long-term debt	$4.1	$4.1
Current portion of operating lease liabilities	35.6	35.2
Accounts payable	137.6	121.1
Accrued expenses and other liabilities	161.6	168.1
Current portion of unearned revenues	413.6	403.2
Total current liabilities	752.5	731.7
Long-term debt	2,983.5	2,981.8
Operating lease liabilities	458.2	466.7
Unearned revenues	280.1	267.5
Deferred income taxes	467.9	463.8
Other noncurrent liabilities	211.1	210.4
Total liabilities	5,153.3	5,121.9

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.4	40.3
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	236.3	227.6
Retained earnings	242.0	197.6
Accumulated other comprehensive loss	(75.3)	(82.4)
Total shareholders' equity	448.5	388.2
Total liabilities and shareholders' equity	$5,601.8	$5,510.1
See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2020	2019
(In millions except per share data)
Revenues
Advertising related	$358.5	$379.6
Consumer related	318.7	323.1
Other	16.3	22.5
Total revenues	693.5	725.2
Operating expenses
Production, distribution, and editorial	241.1	273.7
Selling, general, and administrative	311.2	330.8
Acquisition, disposition, and restructuring related activities	14.1	14.1
Depreciation and amortization	49.0	58.5
Impairment of long-lived assets	—	5.2
Total operating expenses	615.4	682.3
Income from operations	78.1	42.9
Non-operating income, net	5.6	8.6
Interest expense, net	(43.5)	(38.9)
Earnings from continuing operations before income taxes	40.2	12.6
Income tax benefit (expense)	2.1	(0.5)
Earnings from continuing operations	42.3	12.1
Loss from discontinued operations, net of income taxes	—	(6.0)
Net earnings	$42.3	$6.1

Earnings (loss) attributable to common shareholders	$40.3	$(13.9)

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$0.88	$(0.17)
Discontinued operations	—	(0.13)
Basic earnings (loss) per common share	$0.88	$(0.30)
Basic average common shares outstanding	46.0	45.6

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$0.88	$(0.17)
Discontinued operations	—	(0.13)
Diluted earnings (loss) per common share	$0.88	$(0.30)
Diluted average common shares outstanding	46.0	45.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2020	2019
(In millions)
Net earnings	$42.3	$6.1
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	(1.0)	0.5
Unrealized foreign currency translation gain (loss), net	8.1	(4.9)
Other comprehensive income (loss), net of income taxes	7.1	(4.4)
Comprehensive income	$49.4	$1.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	$40.3	$5.1	$227.6	$197.6	$(82.4)	$388.2
Net earnings	—	—	—	42.3	—	42.3
Other comprehensive income, net of income taxes	—	—	—	—	7.1	7.1
Shares issued under incentive plans, net of forfeitures	0.1	—	0.3	—	—	0.4
Purchases of Company stock	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	8.8	—	—	8.8
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-13	—	—	—	2.1	—	2.1
Balance at September 30, 2020	$40.4	$5.1	$236.3	$242.0	$(75.3)	$448.5

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	$40.1	$5.1	$216.7	$759.0	$(46.3)	$974.6
Net earnings	—	—	—	6.1	—	6.1
Other comprehensive loss, net of income taxes	—	—	—	—	(4.4)	(4.4)
Stock issued under various incentive plans, net of forfeitures	0.1	—	0.4	—	—	0.5
Purchases of Company stock	(0.1)	—	(1.7)	—	—	(1.8)
Share-based compensation	—	—	7.5	—	—	7.5
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.3)	—	(24.3)
Class B stock ($0.575 dividend per share)	—	—	—	(2.9)	—	(2.9)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock				(4.5)		(4.5)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-02	—	—	—	(7.8)	—	(7.8)
Balance at September 30, 2019	$40.1	$5.1	$222.9	$711.2	$(50.7)	$928.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2020	2019
(In millions)
Cash flows from operating activities
Net earnings	$42.3	$6.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	18.4	19.8
Amortization	30.6	38.7
Non-cash lease expense	9.0	9.8
Share-based compensation	8.8	7.5
Deferred income taxes	3.0	13.1
Amortization of original issue discount and debt issuance costs	3.1	1.7
Amortization of broadcast rights	4.6	4.9
Loss (gain) on sale of assets, net	(3.0)	1.1
Write-down of impaired assets	—	9.5
Changes in assets and liabilities, net of acquisitions	(37.9)	(125.7)
Net cash provided by (used in) operating activities	78.9	(13.5)
Cash flows from investing activities
Acquisitions of and investments in businesses and assets, net of cash acquired	—	(14.5)
Net proceeds from disposition of assets, net of cash sold	—	0.3
Additions to property, plant, and equipment	(9.3)	(15.9)
Other	0.3	—
Net cash used in investing activities	(9.0)	(30.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	165.0
Repayments of long-term debt	(1.0)	(105.0)
Dividends paid	—	(41.6)
Purchases of Company stock	(0.4)	(1.8)
Proceeds from common stock issued	0.4	0.5
Financing lease payments	(0.6)	(0.7)
Net cash provided by (used in) financing activities	(1.6)	16.4
Effect of exchange rate changes on cash and cash equivalents	0.3	0.3
Change in cash in assets held-for-sale	—	9.3
Net increase (decrease) in cash and cash equivalents	68.6	(17.6)
Cash and cash equivalents at beginning of period	132.4	45.0
Cash and cash equivalents at end of period	$201.0	$27.4

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2020, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2020, and for the three months ended September 30, 2020 and 2019, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Interim results may vary significantly as the economic impact of the COVID-19 pandemic continues to evolve. The extent to which the evolving COVID-19 pandemic impacts the Company's condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. There remains risk that COVID-19 could have material adverse impacts on future revenue growth as well as overall profitability.

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

Adopted Accounting Pronouncements—

ASU 2016-13—In June 2016, the Financial Accounting Standards Board (FASB) issued a standard that replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss methodology. Under this standard, the establishment of an allowance for credit losses reflects all relevant information about past events, current conditions, and reasonable supportable forecasts rather than delaying the recognition of the full amount of a credit loss until the loss is probable of occurring. The new standard changes the impairment model for most financial assets and certain other instruments, including trade receivables. The Company implemented the new standard on July 1, 2020, on a modified retrospective basis. The adoption of this standard resulted in a decrease in the allowance for doubtful accounts of $2.8 million and an increase in deferred tax liabilities of $0.7 million, with a corresponding increase to retained earnings of $2.1 million. This standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures upon adoption.

ASU 2018-13—In August 2018, the FASB issued an accounting standards update which changes the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. The Company adopted this pronouncement in the first quarter of fiscal 2021. The adoption required additional disclosure on the Company's Level 3 measurements as defined in Note 9. There were no other impacts to the Company's condensed consolidated financial statements.

ASU 2019-02—In March 2019, the FASB issued an accounting standards update which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the update modifies certain aspects of the capitalization, impairment, presentation, and disclosure requirements in the accounting standards for entities in the film and broadcast entertainment industries. The update was prospectively adopted in the first quarter of fiscal 2021. Due to the nature of existing Company policies and the nature of its episodic television series, the update had no impact on the Company's condensed consolidated financial statements.

2. Inventories

Major components of inventories are summarized below.

(In millions)	September 30, 2020	June 30, 2020
Raw materials	$16.8	$21.0
Work in process	13.2	10.6
Finished goods	2.9	2.6
Inventories	$32.9	$34.2

3. Discontinued Operations and Dispositions

Shortly after the Company’s acquisition of Time Inc. in fiscal 2018, it announced the planned sale of certain brands and investments. Several of these brands and investments were held during fiscal 2020, and all sales were completed by the end of the third quarter of fiscal 2020. The second step of the two-step transaction to sell the Sports Illustrated brand and the sale of Viant were completed in October 2019. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. FanSided was sold in January 2020 and the investment in Xumo was sold in February 2020. The revenues and expenses of these businesses were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings for the periods prior to their sales. All discontinued operations related to the national media segment.

Amounts applicable to discontinued operations on the Condensed Consolidated Statements of Earnings were as follows:

Three months ended September 30,	2019
(In millions except per share data)
Revenues	$85.5
Costs and expenses	(86.7)
Impairment of goodwill	(4.2)
Interest expense	(1.2)
Loss before income taxes	(6.6)
Income tax benefit	0.6
Loss from discontinued operations, net of income taxes	$(6.0)
Loss per share from discontinued operations
Basic	$(0.13)
Diluted	(0.13)

The Company did not allocate interest to discontinued operations unless the interest was directly attributable to the discontinued operations or was interest on debt that was required to be repaid as a result of the disposal transaction.

Interest expense included in discontinued operations reflected an estimate of interest expense related to the debt that was repaid with the proceeds from the sales of the businesses.

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the three months ended September 30, 2019. Share-based compensation expense related to discontinued operations was minimal for the three months ended September 30, 2019, and is included in the calculation of net cash provided by (used in) operating activities on the Condensed Consolidated Statements of Cash Flows.

Meredith continued to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSAs) with certain buyers. In addition, Meredith continues to provide consumer marketing, information technology, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OAs) with certain buyers. The remaining OAs have terms up to three years, subject to renewal. Income of $0.7 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively, earned from performing services under the OAs was recorded in the other revenue line on the Condensed Consolidated Statements of Earnings. Income of $0.1 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, earned from performing services under the TSAs was recorded as a reduction to the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings.

4. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	September 30, 2020			June 30, 2020
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(187.6)	$23.4	$211.0	$(170.0)	$41.0
Publisher relationships	132.8	(48.6)	84.2	132.8	(43.9)	88.9
Partner relationships	98.2	(42.7)	55.5	98.2	(38.7)	59.5
Customer relationships	8.0	(2.7)	5.3	71.3	(65.6)	5.7
Other	23.9	(15.4)	8.5	26.3	(16.9)	9.4
Local media
Network affiliation agreements	229.3	(163.1)	66.2	229.3	(161.5)	67.8
Advertiser relationships	12.5	(11.1)	1.4	12.5	(10.1)	2.4
Retransmission agreements	10.6	(6.2)	4.4	27.9	(23.1)	4.8
Other	0.7	(0.6)	0.1	1.7	(1.6)	0.1
Total	$727.0	$(478.0)	249.0	$811.0	$(531.4)	279.6
Intangible assets not subject to amortization
National media
Trademarks			706.7			706.7
Internet domain names			8.3			8.3
Local media
FCC licenses			652.9			652.9
Total			1,367.9			1,367.9
Intangible assets, net			$1,616.9			$1,647.5

Amortization expense was $30.6 million and $38.7 million for the three months ended September 30, 2020 and 2019, respectively. Annual amortization expense for intangible assets is expected to be as follows: $90.5 million in fiscal 2021, $44.7 million in fiscal 2022, $42.2 million in fiscal 2023, $34.1 million in fiscal 2024, and $16.7 million in fiscal 2025.

During the first quarter of fiscal 2020, the Company recorded an impairment charge of $5.2 million on a national media trademark. Management determined this trademark was fully impaired as part of management's commitment to performance improvement plans, including the closure of the Family Circle brand. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2020			2019
(In millions)	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
National media
Balance at beginning of period	$1,855.4	$(252.7)	$1,602.7	$1,862.8	$—	$1,862.8
Acquisition adjustments	(0.1)	—	(0.1)	—	—	—
Foreign currency translation	0.2	—	0.2	—	—	—
Balance at end of period	1,855.5	(252.7)	1,602.8	1,862.8	—	1,862.8

Local media
Balance at beginning of period	116.6	—	116.6	116.6	—	116.6
Activity	—	—	—	—	—	—
Balance at end of period	116.6	—	116.6	116.6	—	116.6
Total	$1,972.1	$(252.7)	$1,719.4	$1,979.4	$—	$1,979.4

5. Restructuring Accrual

In the first quarter of fiscal 2021, management committed to a performance improvement plan to control costs. Actions included consolidating certain local media functions and reallocating positions across the Company by shifting resources to digital operations in the national media segment. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $12.4 million for severance and related benefit costs associated with the involuntary termination of employees. These actions affected approximately 140 employees in the local media segment, 80 in the national media segment, and 10 in unallocated corporate. The majority of the severance costs will be paid during fiscal 2021. These costs were recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings.

In the first quarter of fiscal 2020, management committed to performance improvement plans related to the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. Other smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.9 million, including $9.9 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. These actions affected approximately 130 employees in the national media segment, 10 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs were paid during fiscal 2020. Of these costs, $9.2 million were recorded in the acquisition, disposition, and restructuring related activities line and $3.7 million were recorded in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amount Accrued in the Period		Total Amount Expected to be Incurred
Three months ended September 30,	2020	2019
(in millions)
National media	$4.6	$8.8	$4.6
Local media	7.2	0.7	7.2
Unallocated Corporate	0.6	0.4	0.6
	$12.4	$9.9	$12.4

Details of changes in the Company's restructuring accrual related to employee terminations are as follows:

Three months ended September 30,	2020	2019
(In millions)
Balance at beginning of period	$10.7	$43.7
Accruals	12.4	9.9
Cash payments	(4.1)	(19.3)
Reversal of excess accrual	(1.9)	—
Balance at end of period	$17.1	$34.3

As of September 30, 2020, of the $17.1 million liability, $16.0 million was classified as current liabilities on the Condensed Consolidated Balance Sheets, with the remaining $1.1 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are severance payments expected to be paid through fiscal 2022.

6. Long-term Debt

Long-term debt consisted of the following:

	September 30, 2020			June 30, 2020
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due January 31, 2025	$1,062.5	$(12.4)	$1,050.1	$1,062.5	$(13.1)	$1,049.4
Senior credit facility incremental term loan, due January 31, 2025	409.0	(21.6)	387.4	410.0	(22.7)	387.3
Revolving credit facility of $350 million, due January 31, 2023	—	—	—	—	—	—
Senior Unsecured Notes
6.875% senior notes, due February 1, 2026	1,272.9	(18.0)	1,254.9	1,272.9	(18.7)	1,254.2
Senior Secured Notes
6.500% senior notes, due July 1, 2025	300.0	(4.8)	295.2	300.0	(5.0)	295.0
Total long-term debt	3,044.4	(56.8)	2,987.6	3,045.4	(59.5)	2,985.9
Current portion of long-term debt	(4.1)	—	(4.1)	(4.1)	—	(4.1)
Long-term debt	$3,040.3	$(56.8)	$2,983.5	$3,041.3	$(59.5)	$2,981.8

7. Income Taxes

For the first three months of fiscal 2021, Meredith recorded a tax benefit on earnings from continuing operations of $2.1 million. This compares to a tax expense recorded by the Company of $0.5 million for the first three months of fiscal 2020.

The first three months of fiscal 2021 included a tax benefit of $15.2 million as a result of a favorable court determination being finalized during the quarter. In the third quarter of fiscal 2020, the Federal District Court ruled in the Company’s favor on a disputed Internal Revenue Code Section 199 issue for fiscal years 2006 through fiscal 2012. In the first quarter of fiscal 2021, the Department of Justice waived its right to appeal resulting in the finalization of the Federal District Court decision and the release of the associated reserve for uncertain tax positions.

8. Commitments and Contingencies

Lease Guarantees

In March 2018, the Company sold Time Inc. (UK) Ltd (TIUK), a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in connection with a lease of office space in the U.K. through December 31, 2025, which was guaranteed by the Company. In the first quarter of fiscal 2020, the Company was released of its guarantee by the landlord. As a result, a gain of $8.0 million was recorded in the non-operating income, net line on the Condensed Consolidated Statements of Earnings.

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.1 million and $2.2 million at September 30, 2020 and

June 30, 2020, respectively, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $13.3 million as of September 30, 2020.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, now seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 30, 2019. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. On October 28, 2020, a U.S. District Judge granted defendants’ motion to dismiss, dismissing the Iowa Action with prejudice at plaintiffs’ cost due to plaintiffs’ failure to satisfy applicable pleading requirements. Specifically, the court held that plaintiffs had failed to plead any actionable misstatement or omission, scienter, or loss causation. The court observed that, “[a]s explained in Defendants’ motion [to dismiss] and supporting briefs, this lawsuit is precisely the type of frivolous ‘strike’ suit that Congress directed federal courts to dismiss at the pleading stage.”

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

9. Fair Value Measurements

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets:

	September 30, 2020		June 30, 2020
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$19.9	$18.8	$12.7	$11.7
Total long-term debt	2,987.6	2,794.7	2,985.9	2,753.6

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt was based on pricing from observable market information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following tables summarize recurring and nonrecurring fair value measurements at September 30, 2020 and June 30, 2020:

	September 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$102.9	$102.9	$—	$—
Accrued expenses
Contingent consideration	$2.2	$—	$—	$2.2
Deferred compensation plans	2.4	—	2.4	—
Other noncurrent liabilities
Contingent consideration	2.7	—	—	2.7
Deferred compensation plans	14.0	—	14.0	—
Total recurring liability fair value measurements	$21.3	$—	$16.4	$4.9

	June 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total Losses
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$115.2	$115.2	$—	$—
Accrued expenses
Contingent consideration	$1.3	$—	$—	$1.3
Deferred compensation plans	3.4	—	3.4	—
Other noncurrent liabilities
Contingent consideration	3.6	—	—	3.6
Deferred compensation plans	13.5	—	13.5	—
Total recurring liability fair value measurements	$21.8	$—	$16.9	$4.9
Nonrecurring fair value measurements
Intangible assets, net [1]	$—	$—	$—	$—	$(5.2)

1
Represents the fair value of a national media trademark fully impaired at September 30, 2019. The impairment charge was recorded in the impairment of long-lived assets line on the Condensed Consolidated Statements of Earnings. For further discussion, refer to Note 4.

The fair value of deferred compensation plans is derived from quotes of similar investments observable in the market, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on estimates of future performance benchmarks established in the associated acquisition agreements and the amortization of the present value discount. These estimates are based on inputs not observable in the market and thus represent Level 3 measurements. These inputs include estimates of the applicable benchmarks and weighted average discount rates, weighted by relative fair value, of 3.29 percent.

The fair value of the trademark was measured on a non-recurring basis and was determined based on significant inputs not observable in the market and thus represent a Level 3 measurement. The key assumptions used to determine the fair value included discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used was based on several factors, including market interest rates, a weighted average cost of capital analysis based on the target capital structure and includes adjustments for market risk and Company-specific risk. Estimated cash flows were based upon internally developed estimates, and the revenue growth rates were based on industry knowledge and historical performance. For further discussion of the impairment of the trademark, refer to Note 4.

Changes in the fair value of liabilities subject to Level 3 measurement was not significant for the three months ended September 30, 2020 and 2019.

10. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 13) is as follows.

Three months ended September 30, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$108.5	$—	$—	$108.5
Non-political spot	—	56.8	—	56.8
Political spot	—	51.7	—	51.7
Digital	105.1	4.3	—	109.4
Third party sales	14.0	18.3	(0.2)	32.1
Total advertising related	227.6	131.1	(0.2)	358.5
Consumer related
Subscription	133.4	—	—	133.4
Retransmission	—	91.4	—	91.4
Newsstand	35.1	—	—	35.1
Affinity marketing	14.4	—	—	14.4
Licensing	24.1	—	—	24.1
Digital and other consumer driven	20.1	0.2	—	20.3
Total consumer related	227.1	91.6	—	318.7
Other
Projects based	9.9	—	—	9.9
Other	3.1	3.3	—	6.4
Total other	13.0	3.3	—	16.3
Total revenues	$467.7	$226.0	$(0.2)	$693.5

Three Months Ended September 30, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$160.4	$—	$—	$160.4
Non-political spot	—	76.8	—	76.8
Political spot	—	2.6	—	2.6
Digital	91.6	4.2	—	95.8
Third party sales	19.0	25.5	(0.5)	44.0
Total advertising related	271.0	109.1	(0.5)	379.6
Consumer related
Subscription	150.5	—	—	150.5
Retransmission	—	79.6	—	79.6
Newsstand	42.6	—	—	42.6
Affinity marketing	13.9	—	—	13.9
Licensing	20.0	—	—	20.0
Digital and other consumer driven	16.5	—	—	16.5
Total consumer related	243.5	79.6	—	323.1
Other
Projects based	14.4	—	—	14.4
Other	4.0	4.1	—	8.1
Total other	18.4	4.1	—	22.5
Total revenues	$532.9	$192.8	$(0.5)	$725.2

Contract Balances

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contracts, the Company does not have any significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $413.6 million at September 30, 2020, and $403.2 million at June 30, 2020, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $280.1 million and $267.5 million at September 30, 2020 and June 30, 2020, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Revenue of $137.3 million and $156.0 million recognized in the three-month period ended September 30, 2020 and 2019, respectively, was in contract liabilities at the beginning of the period.

11. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

Three months ended September 30,	2020	2019
(In millions)
Domestic Pension Benefits
Service cost	$2.3	$2.5
Interest cost	0.8	1.4
Expected return on plan assets	(2.0)	(2.4)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	0.7	0.6
Net periodic benefit costs	$1.9	$2.2

International Pension Benefits
Interest cost	$2.3	$3.6
Expected return on plan assets	(3.8)	(4.6)
Net periodic benefit credit	$(1.5)	$(1.0)

Postretirement Benefits
Interest cost	$0.1	$—
Actuarial gain amortization	(0.1)	(0.1)
Net periodic benefit credit	$—	$(0.1)

The components of net periodic benefit costs (credit), other than the service cost component, are included in the non-operating income, net line on the accompanying Condensed Consolidated Statements of Earnings.

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income (loss) as components of net periodic benefit costs.

12. Earnings (Loss) Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

Three months ended September 30,	2020	2019
(In millions except per share data)
Net earnings	$42.3	$6.1
Participating warrants dividend	—	(0.9)
Series A preferred stock dividend	—	(14.4)
Accretion of Series A preferred stock	—	(4.5)
Other securities dividends	—	(0.2)
Earnings attributable to other participating securities	(2.0)	—
Earnings (loss) attributable to common shareholders	$40.3	$(13.9)

Basic weighted average common shares outstanding	46.0	45.6
Basic earnings (loss) per common share	$0.88	$(0.30)

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Three months ended September 30,	2020	2019
(In millions except per share data)
Basic weighted-average common shares outstanding	46.0	45.6
Dilutive effect of stock options and equivalents	—	—
Diluted weighted-average shares outstanding	46.0	45.6

Diluted earnings (loss) attributable to common shareholders	$40.3	$(13.9)
Diluted earnings (loss) per common share	0.88	(0.30)

For the three months ended September 30, 2020, 1.5 million warrants and a minimal amount of restricted stock were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming more than the basic earnings per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for the three months ended September 30, 2020.

For the three months ended September 30, 2019, 0.7 million convertible preferred shares, 1.6 million warrants, 0.1 million options, and 0.1 million shares of restricted stock were excluded from the computation of diluted loss per common share. These securities have an antidilutive effect on the loss per common share (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for the three months ended September 30, 2019.

For the three months ended September 30, 2020 and 2019, antidilutive options excluded from the above calculations totaled 4.2 million (with a weighted average exercise price of $49.67) and 3.1 million (with a weighted average exercise price of $59.96), respectively.

In the three months ended September 30, 2020, no options were exercised to purchase common shares. In the three months ended September 30, 2019, a minimal amount of options were exercised to purchase common shares.

13. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on service journalism. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2020. There have been no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2020	2019
(In millions)
Revenues
National media	$467.7	$532.9
Local media	226.0	192.8
Total revenues, gross	693.7	725.7
Intersegment revenue elimination	(0.2)	(0.5)
Total revenues	$693.5	$725.2

Segment profit
National media	$31.5	$28.1
Local media	63.8	38.4
Unallocated corporate	(17.2)	(23.6)
Income from operations	78.1	42.9
Non-operating income, net	5.6	8.6
Interest expense, net	(43.5)	(38.9)
Earnings from continuing operations before income taxes	$40.2	$12.6

Depreciation and amortization
National media	$40.0	$47.4
Local media	8.6	9.6
Unallocated corporate	0.4	1.5
Total depreciation and amortization	$49.0	$58.5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Meredith Corporation's financial condition and results of operations should be read together with Meredith's condensed consolidated financial statements and notes thereto, included elsewhere in this report. When used herein, the terms Meredith, the Company, we, us, and our refer to Meredith Corporation, including its consolidated subsidiaries.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the headings "Forward Looking Statements" and under the "Risk Factors" heading in our Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2020. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy.

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for 119 years. Meredith uses multiple media platforms—including print, digital, mobile, video, and broadcast television—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments. The national media segment serves more than 190 million unduplicated American consumers every month, including 120 million women and 90 percent of United States (U.S.) millennial women. Meredith is a leader in creating content across media platforms and life stages in key consumer interest areas such as entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse and The Foundry, the Company's state-of-the-art creative content studio.

Meredith's local media segment includes 17 television stations reaching 11 percent of U.S. households. Meredith's portfolio is concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith's stations produce 745 hours of local news and entertainment content each week and operate leading local digital properties. The local media segment also generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties.

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 67 percent of the Company's $693.5 million in revenues in the first three months of fiscal 2021 while the local media segment contributed 33 percent.

NATIONAL MEDIA

Advertising related revenues represented 49 percent of national media's fiscal 2021 first three months' revenues. These revenues were generated from the sale of advertising space in our magazines and digital properties to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 48 percent of national media's first three months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single-copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other ecommerce sales, product sales, and related activities. The remaining 3 percent of national media's revenues came from a variety of activities, which included the sale of customer relationship marketing products and services as well as television and streaming services content production and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—58 percent in the first three months of fiscal 2021—from the sale of advertising, both over the air and on our stations' digital and mobile media properties as well as selling advertising space on third-party platforms. Television retransmission fees accounted for 41 percent of local media's first three months' revenues. The remainder comes from other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

COVID-19 UPDATE

The COVID-19 pandemic continues to impact our business results, particularly in our print advertising and non-political spot revenue streams. We are seeing continued strong consumer engagement with our brands in both the national and local media groups and across platforms. We are also seeing performance improvement from our brands that focus on food, home, and lifestyle. As public health measures such as travel restrictions and mandated business closures continue to impact consumers and the overall economy, we have seen negative performance trends continue within our brands focused on travel and luxury. While the COVID-19 pandemic continues to depress levels of advertising, starting in the first quarter of fiscal 2021, we are seeing improvement from our platforms that require shorter lead times, particularly in digital advertising.

The Company previously announced that it had temporarily reduced the pay for our Board of Directors, our executives, and approximately 60 percent of our employees. These reductions were lifted, and full pay was reinstated for all parties in early September 2020.

At this time, we have not experienced a net negative impact on our liquidity due to COVID-19, and we believe we have sufficient liquidity to satisfy our cash needs for the foreseeable future.

We continue to monitor the ongoing and evolving situation. There may be developments outside our control requiring us to adjust our operating plan. As such, fiscal 2021 will continue to be a time of uncertainty. While earnings increased in the first quarter of fiscal 2021 as compared to the prior-year period, there remains the risk that COVID-19 could continue to have material adverse impacts on our future revenue growth as well as our overall profitability. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional discussion of the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1- Risk Factors in our most recent Form 10-K and information presented in this Item 2.

FIRST QUARTER FISCAL 2021 FINANCIAL OVERVIEW

•Local media revenues increased 17 percent compared to the prior-year period primarily due to increased political spot advertising revenues and higher retransmission revenues. These increases were partially offset by decreases in non-political spot and third party advertising related revenues. Operating profit grew 66 percent primarily due to the additional high-margin political spot advertising revenues due to the cyclical nature of political advertising.

•National media revenues decreased 12 percent compared to the prior-year period primarily due to declines in print advertising and subscription revenues resulting from portfolio changes and the impact of COVID-19. These declines were partially offset by increases in digital advertising, licensing, and digital and other consumer driven revenues. Operating profit grew 12 percent primarily due to growth in digital advertising revenues and reductions in non-cash expenses such as amortization and the impairment of a long-lived asset. These operating profit gains were partially offset by the negative impacts of COVID-19 on print advertising.

•As discussed above, COVID-19 continues to negatively impact our results, particularly advertising related revenues. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease of revenues of approximately $45.0 million to $65.0 million.

•Unallocated corporate expenses decreased 27 percent primarily due to decreases in occupancy-related expenses and lower restructuring costs.

•Diluted earnings per common share from continuing operations were $0.88 in the first quarter of fiscal 2021 reflecting increased political spot and digital advertising. In the prior-year period, the Company had a diluted loss per common share from continuing operations of $0.17. While the Company recorded net earnings of $6.1 million in the prior-year first quarter, due primarily to participating dividends, the Company had a net loss attributable to common shareholders of $13.9 million in the quarter.

RESULTS OF OPERATIONS

Three months ended September 30,	2020	2019	Change
(In millions except per share data)
Total revenues	$693.5	$725.2	(4)%
Operating expenses
Cost and expenses	615.4	677.1	(9)%
Impairment of long-lived assets	—	5.2	(100)%
Total operating expenses	615.4	682.3	(10)%
Income from operations	$78.1	$42.9	82%
Earnings from continuing operations	$42.3	$12.1	n/m
Net earnings	42.3	6.1	n/m
Diluted earnings (loss) per common share from continuing operations	0.88	(0.17)	n/m
Diluted earnings (loss) per common share	0.88	(0.30)	n/m
n/m - Not meaningful

OVERVIEW

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2020, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2020.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2020	2019	Change
(In millions)
Advertising related
Print	$108.5	$160.4	(32)%
Digital	105.1	91.6	15%
Third party sales	14.0	19.0	(26)%
Total advertising related	227.6	271.0	(16)%
Consumer related
Subscription	133.4	150.5	(11)%
Newsstand	35.1	42.6	(18)%
Affinity marketing	14.4	13.9	4%
Licensing	24.1	20.0	21%
Digital and other consumer driven	20.1	16.5	22%
Total consumer related	227.1	243.5	(7)%
Other
Project based	9.9	14.4	(31)%
Other	3.1	4.0	(23)%
Total other	13.0	18.4	(29)%
Total revenues	467.7	532.9	(12)%
Operating expenses
Costs and expenses	436.2	499.6	(13)%
Impairment of long-lived assets	—	5.2	(100)%
Total operating expenses	436.2	504.8	(14)%
Operating profit	$31.5	$28.1	12%
Operating profit margin	6.7%	5.3%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue decreased 16 percent in the first quarter of fiscal 2021.

Meredith has made changes to its portfolio of brands and titles intended to enhance the consumer experience, provide more effective and efficient platforms for advertisers, and increase the profitability of the portfolio. These changes included closing Family Circle magazine and transitioning Traditional Home and Rachael Ray Every Day to premium newsstand titles, which resulted in declines in combined print advertising revenues of $11.2 million in the first quarter of fiscal 2021. Print advertising continues to be negatively impacted by COVID-19 with the automotive, media and entertainment, and travel categories being impacted the most. While the majority of our titles experienced print advertising revenue declines in the first quarter of fiscal 2021 as compared to the prior-year period, approximately half of our titles, including our two largest brands, People and Better Homes and Gardens, experienced improved year-over-year change in print advertising revenues as compared to the fourth quarter of fiscal 2020. The declines as compared to the prior-year period are due to a mix of the impact of COVID-19 and changing market demands for print advertising.

Digital advertising increased 15 percent in the first quarter. The launch of Meredith’s Data Studio, which offers advertising solutions that harness the Company's proprietary first-party data and predictive insights to help inform its clients' marketing, product, and business strategies, is one of the features of Meredith’s new digital platform. Use of this new digital platform, which provides for the opportunity to create multi-year, integrated partnerships with our top clients, and other work to improve search engine optimization has driven positive digital advertising results, especially for the People brand.

COVID-19 appears to be positively impacting web traffic, and the Company is seeing positive trends on many of our sites, including Allrecipes.com and people.com. Growth in open programmatic advertising has been driven by the combination of advertisers coming back into the market, increased sessions, and increased impressions per session offset by reduced cost per thousand or CPM’s, which have been suppressed during the pandemic. We expect that these trends will continue for at least a portion of fiscal 2021. However, the increased consumer demand may reverse in the coming months.

The 26 percent decrease in third-party sales was primarily due to reductions in cover wrap sales as well as decreases in advertising pages in publications the Company produces on behalf of others. These declines were primarily due to lower doctor's office traffic and a reluctance to handle printed material due to COVID-19.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues decreased 7 percent in the first quarter. For the first quarter of fiscal 2021, approximately 60 percent of the declines in subscription revenues were due to the portfolio changes noted above. The remaining decreases in subscription revenues were due primarily to fulfillment of a larger percentage of subscriptions received directly by the Company, which tend to have lower subscription revenues and lower acquisition costs compared to subscriptions received from agents. Subscriptions received directly by the Company tend to have higher renewal rates. Newsstand revenues declined as 10 percent fewer titles were produced by Meredith Premium Publishing compared to the prior-year period primarily due to COVID-19. Licensing revenue increased in the first quarter of fiscal 2021 primarily due to an increase in royalties from Apple News+ and Walmart Inc. Digital and other consumer driven revenue increased primarily due to increases in ecommerce revenues.

Other revenue decreased 29 percent in the first quarter primarily due to declines in revenues from operational support agreements for the sold brands and decreases in other custom publishing projects.

As discussed above, COVID-19 continues to negatively impact our results, particularly print and third party advertising related revenues. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on national media total revenues was a net decrease of revenues of approximately $25.0 million to $40.0 million.

While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into the second quarter of fiscal 2021, the Company saw month-by-month improvement in print advertising revenues during the first quarter of fiscal 2021 and, if the economy continues to recover, the Company expects this trend to continue into the second quarter of fiscal 2021. Future actions such as renewed shelter-in-place or business closing orders could negatively impact these expectations.

Operating Costs and Expenses
In the first quarter of fiscal 2021, national media operating costs and expenses decreased 13 percent primarily due to lower subscription acquisition costs of $17.5 million, a decrease in employee compensation cost of $9.1 million, a decline in distribution costs of $8.2 million, lower amortization expense of $7.2 million, a reduction in custom publishing expenses of $6.5 million, a decrease in bad debt expense of $5.8 million, a decline in paper expense of $5.3 million, lower occupancy-related costs of $3.6 million, reduced production costs of $2.5 million, and lower non-payroll related editorial costs of $2.2 million. The portfolio changes noted above as well as the impact from COVID-19 contributed to the declines. A portion of the decline in employee compensation costs was due to the temporary reduction in pay that impacted approximately 60 percent of our employees for July and August 2020. These declines were partially offset by an increase in incentive-based compensation costs of $13.1 million.

While the Company is not able to estimate the impact of COVID-19 on operating costs and expenses into the second quarter of fiscal 2021, the Company expects that to the extent advertising related revenues continue to recover, related direct costs and expenses will also increase.

Impairment of Long-lived Assets
In the first quarter of fiscal 2020, the national media segment recorded a $5.2 million non-cash impairment of a trademark.

Operating Profit
National media operating profit increased 12 percent in the first quarter of fiscal 2021 as growth in the operating profit of our digital operations, reductions in amortization, and lower restructuring expenses more than offset the negative impacts of COVID-19 on our national media operations. In addition, the first quarter of 2020 included a $5.2 million write-down of impaired assets that did not repeat.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2020	2019	Change
(In millions)
Advertising related
Non-political spot	$56.8	$76.8	(26)%
Political spot	51.7	2.6	n/m
Digital	4.3	4.2	2%
Third party sales	18.3	25.5	(28)%
Total advertising related	131.1	109.1	20%
Consumer related
Retransmission	91.4	79.6	15%
Digital and other consumer driven	0.2	—	n/m
Consumer related	91.6	79.6	15%
Other	3.3	4.1	(20)%
Total revenues	226.0	192.8	17%
Operating costs and expenses	162.2	154.4	5%
Operating profit	$63.8	$38.4	66%
Operating profit margin	28.2%	19.9%
n/m - Not meaningful

Revenues
Local media revenues increased 17 percent in the first quarter of fiscal 2021. Advertising related revenues increased 20 percent. Political spot advertising revenues totaled $51.7 million in the first quarter of the current fiscal year compared with $2.6 million in the prior-year first quarter. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental.

Non-political spot advertising revenues decreased 26 percent in the first three months of fiscal 2021. Local non-political spot advertising revenues declined 25 percent in the first quarter. National non-political spot advertising revenues decreased 27 percent in the first quarter. These declines in non-political spot revenues were caused by both political crowd-out and the ongoing impact of COVID-19. There were several categories that were negatively impacted by COVID-19 with the automotive, restaurants, and retail categories being impacted the most. While these categories continue to be down, they each showed improvement over the prior quarter results.

Third party sales, which represent revenue generated through selling advertising space on third-party platforms, declined 28 percent in the first three months of fiscal 2021. The reduction in third party sales is primarily related to COVID-19. There were several categories that were negatively impacted by COVID-19 with the banking and finance, retail, media, building, travel, and consumer packaged goods categories being impacted the most.

Consumer related revenues primarily represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts and annual escalators.

As discussed above, COVID-19 continues to negatively impact our results, particularly non-political spot and third party advertising related revenues. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on local media total revenues was a net decrease of revenues of approximately $20.0 million to $25.0 million.

While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into the second quarter of fiscal 2021, the Company saw month-by-month improvement in non-political spot advertising related revenues during the first quarter of fiscal 2021 and, if the economy continues to recover, the Company expects this trend to continue into the second quarter of fiscal 2021. Future actions such as renewed shelter-in-place or business closing orders could negatively impact these expectations.

Operating Costs and Expenses
For the first quarter of fiscal 2021, operating costs and expenses increased 5 percent primarily due to an increase in severance and related benefit costs of $6.5 million and higher programming fees paid to affiliated networks of $6.0 million partially offset by reductions in third party acquisition costs of $5.9 million. The reduction in third party acquisition costs was primarily due to the corresponding reduction in third party revenues as a result of COVID-19.

While the Company is not able to estimate the impact of the COVID-19 pandemic on operating costs and expenses into the second quarter of fiscal 2021, the Company expects that, to the extent advertising related revenues recover, related direct costs and expenses will also increase.

Operating Profit
Local media operating profit grew 66 percent in the first quarter of fiscal 2021 primarily due to increased political spot advertising revenues in the quarter partially offset by the negative impacts of COVID-19 on our local media operations.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2020	2019	Change
(In millions)
Three months ended September 30,	$17.2	$23.6	(27)%

Unallocated corporate expenses decreased 27 percent in the first quarter of fiscal 2021 primarily due to reductions in occupancy-related costs of $7.1 million and lower restructuring costs of $2.8 million partially offset by an increase in performance-based compensation expenses of $4.2 million.

The Company estimates that COVID-19 did not have a significant impact on unallocated corporate operating costs and expenses during the first quarter of fiscal 2021, nor does the Company anticipate that COVID-19 will have a significant impact on unallocated corporate operating costs and expenses in the second quarter of fiscal 2021.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended September 30,	2020	2019	Change
(In millions)
Production, distribution, and editorial	$241.1	$273.7	(12)%
Selling, general, and administrative	311.2	330.8	(6)%
Acquisition, disposition, and restructuring related activities	14.1	14.1	0%
Depreciation and amortization	49.0	58.5	(16)%
Impairment of long-lived assets	—	5.2	(100)%
Operating expenses	$615.4	$682.3	(10)%

Fiscal 2021 first quarter production, distribution, and editorial costs decreased 12 percent primarily due to a decline in distribution costs of $8.2 million, a reduction in custom publishing expenses of $6.5 million, a decrease in employee compensation cost of $6.3 million, a decline in paper expense of $5.3 million, reduced production costs of $2.5 million, and lower non-payroll related editorial costs of $2.2 million partially offset by an increase in programming fees paid to affiliated networks of $6.0 million.

Selling, general, and administrative expenses decreased 6 percent in the first quarter of fiscal 2021 primarily due to lower subscription acquisition costs of $17.5 million, a reduction in occupancy-related costs of $10.7 million, a decrease in employee compensation costs of $6.5 million, and a decrease in bad debt expense of $6.3 million. These declines were partially offset by an increase in incentive-based compensation costs of $19.5 million.

Fiscal 2021 first quarter acquisition, disposition, and restructuring related activities expenses were flat as compared to the prior-year period. Acquisition, disposition, and restructuring related activities expenses for the first quarter of fiscal 2021 were primarily made of up severance and related benefit costs while the first quarter of fiscal 2020 expenses were made up of a more even mix of severance and related benefit costs and integration and exit costs.

Depreciation and amortization expense decreased 16 percent in the first quarter of fiscal 2021 primarily due to reductions in customer relationships amortization expense in our national media segment due to such intangibles becoming fully amortized during the prior fiscal year.

In the first quarter of fiscal 2020, the national media segment recorded a $5.2 million non-cash impairment of a trademark.

Income from Operations
Income from operations increased 82 percent primarily due to higher operating profit in our local media operations primarily due to the increase in political spot advertising revenues, an increase in the operating profit of our national media group primarily due to the increase in digital advertising revenues and reductions in employee compensation costs and amortization expense, and a reduction in unallocated corporate costs primarily due to a reduction in occupancy-related costs. These improvements were partially offset by incentive-based compensation costs and the adverse impact of COVID-19 on our business.

Non-operating Income, net
The first quarter of fiscal 2021 non-operating income, net related primarily to the gain on the sale of an investment of $3.6 million and a pension and other postretirement plans benefit credit of $2.0 million. For the first three months of fiscal 2020, non-operating income, net related primarily to an $8.0 million credit for the release of a lease guarantee.

Interest Expense, net
Net interest expense increased to $43.5 million in the fiscal 2021 first quarter compared with $38.9 million in the prior-year first quarter. Average long-term debt outstanding was $3.0 billion in the first quarter of fiscal 2021 compared with $2.4 billion in the prior-year first quarter. The Company's approximate weighted average interest rate was 5.7 percent in the first three months of fiscal 2021 compared to 6.5 percent for the first three months of fiscal 2020. For the three months ended September 30, 2019, $1.2 million of interest expense was allocated to discontinued operations and was included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

Income Taxes
For the first quarter of fiscal 2021, Meredith recorded a tax benefit on earnings from continuing operations of $2.1 million. This compares to a tax expense recorded by the Company of $0.5 million for the first three months of fiscal 2020.

In the third quarter of fiscal 2020, the Federal District Court ruled in the Company’s favor on a disputed Internal Revenue Code Section 199 issue for fiscal years 2006 through fiscal 2012. In the first quarter of fiscal 2021, the Department of Justice waived its right to appeal resulting in the finalization of the Federal District Court decision and the release of the associated reserve for uncertain tax positions. As such, a tax benefit of $15.2 million was recorded in the first quarter of fiscal 2021.

Earnings from Continuing Operations and Earnings (Loss) per Common Share from Continuing Operations
Earnings from continuing operations were $42.3 million for the quarter ended September 30, 2020, compared to $12.1 million in the prior-year first quarter. The increase is primarily due to the increase in political spot advertising revenues, increased digital advertising revenues, reductions in employee compensation costs and amortization expense, and a decrease in occupancy-related costs. These increases were partially offset by incentive-based compensation costs and the adverse impact of COVID-19 on our business. The Company had earnings per common share from continuing operations of $0.88 per diluted common share for the first quarter of fiscal 2021. Tthe Company had earnings from continuing operations in the first quarter of fiscal 2020; however, due primarily to the effects of preferred stock participating dividends, the Company had a loss per common share from continuing operations of $0.17 per diluted common share for the first quarter of fiscal 2020.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes represents the results of operations, net of income taxes, of the properties that were held-for-sale during the three months ended September 30, 2019. The revenues and expenses of Sports Illustrated and Viant, which were sold in the second quarter of fiscal 2020 as well as the revenue and expenses of FanSided, a Sports Illustrated brand marketed separately from Sports Illustrated, and the Company's investment in Xumo, which was sold in the third quarter of fiscal 2020, were included in loss from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Earnings for the periods prior to their sales.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated

Statements of Earnings titled loss from discontinued operations, net of income taxes, for the three months ended September 30, 2019, as follows:

Three months ended September 30,	2019
(In millions except per share data)
Revenues	$85.5
Costs and expenses	(86.7)
Impairment of goodwill	(4.2)
Interest expense	(1.2)
Loss before income taxes	(6.6)
Income tax benefit	0.6
Loss from discontinued operations, net of income taxes	$(6.0)
Loss per share from discontinued operations
Basic	$(0.13)
Diluted	(0.13)

Net Earnings and Earnings (Loss) per Common Share
Net earnings were $42.3 million for the quarter ended September 30, 2020, compared to $6.1 million in the prior-year first quarter. The Company had earnings attributable to common shareholders of $40.3 million ($0.88 per diluted common share) for the first quarter of fiscal 2021. The Company had net earnings in the first quarter of fiscal 2020; however, due primarily to the effects of preferred stock participating dividends, the Company had losses attributable to common shareholders of $13.9 million ($0.30 per diluted common share) for the first quarter of fiscal 2020. This increase was primarily due to the increase in income from operations discussed above. In addition, the first quarter of 2020 included a loss from discontinued operations that did not repeat. Both basic average common shares outstanding and diluted average common shares outstanding increased slightly in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2020	2019	Change
(In millions)
Net earnings	$42.3	$6.1	n/m
Net cash provided by (used in) operating activities	$78.9	$(13.5)	n/m
Net cash used in investing activities	(9.0)	(30.1)	(70)%
Net cash provided by (used in) financing activities	(1.6)	16.4	n/m
Effect of exchange rate changes	0.3	0.3	0%
Change in cash in assets held-for-sale	—	9.3	(100)%
Net increase (decrease) in cash and cash equivalents	$68.6	$(17.6)	n/m
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2020, we had $346.9 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $68.6 million in the first three months of fiscal 2021 compared to a decrease of $17.6 million in the first three months of fiscal 2020.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue generating transactions such as retransmission consent fees, affinity marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, network programming fees, employee benefit plans (including pension plans), broadcast programming rights, and other services and supplies.

Cash provided by operating activities totaled $78.9 million in the first three months of fiscal 2021 compared to cash used in operating activities of $13.5 million in the first three months of fiscal 2020. The increase in cash flows was the result of increased net earnings and reduced payments for severance and integration costs, partially offset by increased tax and interest payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities was $9.0 million in the first three months of fiscal 2021, compared to $30.1 million in the prior-year period. The decrease in cash used in investing activities resulted from a reduction in asset acquisitions and capital expenditures.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, repurchases of Company stock, the payment of dividends, and the payment of acquisition-related contingent consideration.

Net cash used in financing activities was $1.6 million in the three months ended September 30, 2020, compared to net cash provided by financing activities of $16.4 million in the prior-year period. The decrease in cash flows provided by financing activities was primarily due to net debt payments of $1.0 million in the first three months of fiscal 2021 compared to net issuances of $60.0 million in the prior-year period, partially offset by the lack of dividend payments in fiscal 2021 compared to fiscal 2020.

Long-term Debt
At September 30, 2020, total long-term debt outstanding was $3.1 billion consisting of $1.5 billion of term loans under a variable-rate credit facility and $1.6 billion in fixed-rate senior notes.

The variable-rate credit facility includes a senior secured term loan (Term Loan B) and an incremental senior secured term loan (Incremental Term Loan) with $1.1 billion and $409.0 million of aggregate principal outstanding, respectively, and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On September 30, 2020, there were no borrowings outstanding under the revolving credit facility. There were $3.1 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.9 million at September 30, 2020. The Incremental Term Loan amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, which is in 2025, at which time the remaining principal on the Term Loan B will also mature. The interest rate under the Term Loan B is based on London Interbank Offered Rate (LIBOR) plus 2.50 percent and bore interest at a rate of 2.65 percent at September 30, 2020. The interest rate under the Incremental Term Loan is based on LIBOR plus 4.25 percent with a floor of 1.00 percent for LIBOR and bore interest at a rate of 5.25 percent at September 30, 2020.

Our credit agreement includes a consolidated net leverage ratio financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at September 30, 2020, as we were below the specified utilization level on the revolving credit line. The revolving credit facility was amended in June 2020 to increase, during a covenant relief period which is effective until March 31, 2022 if not sooner terminated by the Company (the Covenant Relief Period), the maximum consolidated net leverage ratio. During the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.50 percent. After the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.00 percent. It also has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The fixed-rate Senior Notes include the 2026 Unsecured Senior Notes with $1.3 billion of aggregate principal and the 2025 Secured Senior Notes with $300.0 million of aggregate principal. The Senior Unsecured Notes mature in 2026 with an interest rate of 6.875 percent per annum, and the Senior Secured Notes mature in 2025 with an interest rate of 6.500 percent per annum. Total outstanding principal is due at the final maturity dates.

Contractual Obligations
As of September 30, 2020, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2020.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $0.4 million in the first three months of fiscal 2021 to repurchase 27,000 shares of common stock at then-current market prices. We spent $1.8 million to repurchase 38,000 shares in the first three months of fiscal 2020. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 27,000 shares of common stock purchased during the first three months of the current fiscal year, none were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2020, $46.1 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2020.

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

Dividends paid in the first three months of fiscal 2020 on common and class B stock totaled $27.2 million, or $0.575 per share. Dividends paid in the first three months of fiscal 2020 on Series A preferred stock totaled $14.4 million or $22.19 per share. As the Series A preferred stock was redeemed in June 2020, there will be no future dividend payments on the Series A preferred stock.

Capital Expenditures
Investment in property, plant, and equipment totaled $9.3 million in the first three months of fiscal 2021 compared with prior-year first three months' investment of $15.9 million. Current year and prior year investment spending primarily related to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

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

The following financial information presents summarized balance sheet information as of September 30, 2020 and June 30, 2020, and summarized statement of earnings information for the three months ended September 30, 2020, for Meredith Corporation (Parent Issuer) and Guarantor Subsidiaries on a combined basis.

Summarized Balance Sheet	September 30, 2020	June 30, 2020
(In millions)
Assets
Current assets	$982.9	$859.2
Intercompany receivable due from non-guarantor subsidiaries	1,624.0	1,177.8
Intangible assets, net	1,607.4	1,637.4
Goodwill	1,691.7	1,691.7
Other assets	1,064.2	1,077.4

Liabilities
Current liabilities	745.7	723.5
Intercompany payable due to non-guarantor subsidiaries	1,648.6	1,206.0
Long-term debt	2,983.5	2,981.8
Other liabilities	1,380.0	1,379.0

Summarized Statement of Earnings	Three Months Ended September 30, 2020
(In millions)
Revenues	$675.3
Total operating expenses	603.7
Net earnings	36.5

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2020. As of September 30, 2020, the Company's critical accounting policies had not changed from June 30, 2020.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2020, goodwill and intangible assets totaled $3.3 billion with $2.5 billion in the national media segment and $0.8 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 6 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2020, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, became effective for the Company on July 1, 2020. The adoption of the update did not have a material impact on the Company's condensed consolidated financial statements and related disclosures upon adoption.

There were no other new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2021. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first quarter of fiscal 2021 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, the impact of the COVID-19 pandemic on the Company, its customers and its suppliers; downturns in global, national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and the Company's ability to comply with the terms of its debt financings. Additional risks and uncertainties are described in Meredith's Form 10-K for the year ended June 30, 2020, which include a more complete description of the risk factors that may affect our results. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10-K for the year ended June 30, 2020, for a more complete discussion of these risks.

Interest Rates
We generally strive to manage our risk associated with interest rate movements by using a combination of variable and fixed-rate debt. At September 30, 2020, Meredith had $1.6 billion outstanding in fixed-rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have increased the fair value of the fixed-rate debt of $1.4 billion by $58.7 million at September 30, 2020.

At September 30, 2020, $1.5 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $11.2 million.

Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our credit agreement could be subject to reference rates other than LIBOR.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2020.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's (SEC) rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There has been no significant change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting in the quarter ended September 30, 2020.

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

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10-K for the year ended June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2020.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
July 1 to July 31, 2020	—	$—	—	$46.6
August 1 to August 31, 2020	22,127	15.50	22,127	46.2
September 1 to September 30, 2020	5,085	13.55	5,085	46.1
Total	27,212		27,212

1	The number of shares purchased includes 22,127 shares in August and 5,085 shares in September delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board of Directors.

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

MEREDITH CORPORATION
Registrant

/s/ Jason Frierott
Jason Frierott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 5, 2020