Form 10-Q
period 2020-12-31
MEREDITH CORP
filed 2021-02-04
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2020
Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street,	Des Moines,	Iowa	50309-3023
(Address of principal executive offices)			(ZIP Code)

Registrant’s telephone number, including area code:	(515)	284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at January 31, 2021
Common shares	40,565,853
Class B shares	5,068,657
Total common and class B shares	45,634,510

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2020	June 30, 2020
(In millions except per share data)
Current assets
Cash and cash equivalents	$379.1	$132.4
Accounts receivable, net	542.3	461.9
Inventories	33.8	34.2
Current portion of subscription acquisition costs	222.1	213.2
Other current assets	62.9	43.1
Total current assets	1,240.2	884.8
Property, plant, and equipment	894.7	883.3
Less accumulated depreciation	(517.3)	(483.4)
Net property, plant, and equipment	377.4	399.9
Operating lease assets	387.6	404.6
Subscription acquisition costs	212.8	221.6
Other assets	242.4	232.4
Intangible assets, net	1,586.3	1,647.5
Goodwill	1,719.6	1,719.3
Total assets	$5,766.3	$5,510.1

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$4.1	$4.1
Current portion of operating lease liabilities	35.7	35.2
Accounts payable	124.4	121.1
Accrued expenses and other liabilities	225.2	168.1
Current portion of unearned revenues	402.3	403.2
Total current liabilities	791.7	731.7
Long-term debt	2,985.2	2,981.8
Operating lease liabilities	449.4	466.7
Unearned revenues	254.6	267.5
Deferred income taxes	468.7	463.8
Other noncurrent liabilities	206.8	210.4
Total liabilities	5,156.4	5,121.9

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.5	40.3
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	240.0	227.6
Retained earnings	390.5	197.6
Accumulated other comprehensive loss	(66.2)	(82.4)
Total shareholders' equity	609.9	388.2
Total liabilities and shareholders' equity	$5,766.3	$5,510.1
See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2020	2019	2020	2019
(In millions except per share data)
Revenues
Advertising related	$525.1	$427.3	$883.6	$806.9
Consumer related	358.0	348.9	676.7	672.0
Other	18.4	34.3	34.7	56.8
Total revenues	901.5	810.5	1,595.0	1,535.7
Operating expenses
Production, distribution, and editorial	266.5	280.1	507.6	553.8
Selling, general, and administrative	332.6	338.4	643.8	669.2
Acquisition, disposition, and restructuring related activities	4.2	(0.5)	18.3	13.6
Depreciation and amortization	49.8	58.6	98.8	117.1
Impairment of long-lived assets	—	—	—	5.2
Total operating expenses	653.1	676.6	1,268.5	1,358.9
Income from operations	248.4	133.9	326.5	176.8
Non-operating income (expense), net	0.2	(7.2)	5.8	1.4
Interest expense, net	(43.1)	(36.9)	(86.6)	(75.8)
Earnings from continuing operations before income taxes	205.5	89.8	245.7	102.4
Income tax expense	(57.0)	(27.7)	(54.9)	(28.2)
Earnings from continuing operations	148.5	62.1	190.8	74.2
Loss from discontinued operations, net of income taxes	—	(24.3)	—	(30.3)
Net earnings	$148.5	$37.8	$190.8	$43.9

Diluted earnings attributable to common shareholders	$140.6	$19.0	$181.2	$4.2

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$3.04	$0.93	$3.93	$0.75
Discontinued operations	—	(0.54)	—	(0.66)
Basic earnings per common share	$3.04	$0.39	$3.93	$0.09
Basic average common shares outstanding	46.2	45.7	46.1	45.7

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$3.04	$0.91	$3.92	$0.75
Discontinued operations	—	(0.51)	—	(0.66)
Diluted earnings per common share	$3.04	$0.40	$3.92	$0.09
Diluted average common shares outstanding	46.3	47.3	46.2	45.7
See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2020	2019	2020	2019
(In millions)
Net earnings	$148.5	$37.8	$190.8	$43.9
Other comprehensive income (loss)
Pension and other postretirement benefit plans activity, net of income taxes	(1.6)	0.4	(2.6)	0.9
Foreign currency translation adjustment	10.7	9.2	18.8	4.3
Total other comprehensive income	9.1	9.6	16.2	5.2
Comprehensive income	$157.6	$47.4	$207.0	$49.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	$40.3	$5.1	$227.6	$197.6	$(82.4)	$388.2
Net earnings	—	—	—	42.3	—	42.3
Other comprehensive income, net of income taxes	—	—	—	—	7.1	7.1
Shares issued under incentive plans, net of forfeitures	0.1	—	0.3	—	—	0.4
Purchases of Company stock	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	8.8	—	—	8.8
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-13	—	—	—	2.1	—	2.1
Balance at September 30, 2020	40.4	5.1	236.3	242.0	(75.3)	448.5
Net earnings	—	—	—	148.5	—	148.5
Other comprehensive income, net of income taxes	—	—	—	—	9.1	9.1
Shares issued under incentive plans, net of forfeitures	0.2	—	0.3	—	—	0.5
Purchases of Company stock	(0.1)	—	(0.4)	—	—	(0.5)
Share-based compensation	—	—	3.8	—	—	3.8
Balance at December 31, 2020	$40.5	$5.1	$240.0	$390.5	$(66.2)	$609.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	$40.1	$5.1	$216.7	$759.0	$(46.3)	$974.6
Net earnings	—	—	—	6.1	—	6.1
Other comprehensive loss, net of income taxes	—	—	—	—	(4.4)	(4.4)
Stock issued under various incentive plans, net of forfeitures	0.1	—	0.4	—	—	0.5
Purchases of Company stock	(0.1)	—	(1.7)	—	—	(1.8)
Share-based compensation	—	—	7.5	—	—	7.5
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.3)	—	(24.3)
Class B stock ($0.575 dividend per share)	—	—	—	(2.9)	—	(2.9)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock				(4.5)		(4.5)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-02	—	—	—	(7.8)	—	(7.8)
Balance at September 30, 2019	40.1	5.1	222.9	711.2	(50.7)	928.6
Net earnings	—	—	—	37.8	—	37.8
Other comprehensive income, net of income taxes	—	—	—	—	9.6	9.6
Stock issued under various incentive plans, net of forfeitures	0.1	—	0.5	—	—	0.6
Purchases of Company stock	—	—	(2.4)	—	—	(2.4)
Share-based compensation	—	—	2.2	—	—	2.2
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.5)	—	(24.5)
Class B stock ($0.575 dividend per share)	—	—	—	(3.0)	—	(3.0)
Series A preferred stock ($21.72 dividend per share)	—	—	—	(14.1)	—	(14.1)
Accretion of Series A preferred stock	—	—	—	(4.5)	—	(4.5)
Balance at December 31, 2019	$40.2	$5.1	$223.2	$702.9	$(41.1)	$930.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2020	2019
(In millions)
Cash flows from operating activities
Net earnings	$190.8	$43.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	37.6	39.4
Amortization	61.2	77.7
Non-cash lease expense	17.7	19.6
Share-based compensation	12.6	9.7
Deferred income taxes	3.1	6.1
Amortization of original issue discount and debt issuance costs	6.3	3.3
Amortization of broadcast rights	8.4	9.6
Gain on sale of assets, net	(2.9)	(9.4)
Write-down of impaired assets	—	21.2
Fair value adjustments to contingent consideration	0.3	0.3
Changes in assets and liabilities, net of acquisitions	(73.3)	(149.3)
Net cash provided by operating activities	261.8	72.1
Cash flows from investing activities
Acquisitions of and investments in businesses and assets, net of cash acquired	—	(23.0)
Net proceeds from disposition of assets, net of cash sold	5.2	33.8
Additions to property, plant, and equipment	(17.9)	(34.5)
Other	0.7	—
Net cash used in investing activities	(12.0)	(23.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	280.0
Repayments of long-term debt	(2.0)	(260.0)
Dividends paid	—	(83.2)
Purchases of Company stock	(0.9)	(4.2)
Proceeds from common stock issued	0.9	1.1
Payment of acquisition-related contingent consideration	(1.0)	—
Financing lease payments	(0.7)	(0.7)
Net cash used in financing activities	(3.7)	(67.0)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.1)
Change in cash in assets held-for-sale	—	(5.1)
Net increase (decrease) in cash and cash equivalents	246.7	(23.8)
Cash and cash equivalents at beginning of period	132.4	45.0
Cash and cash equivalents at end of period	$379.1	$21.2

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC.

The condensed consolidated financial statements as of December 31, 2020, and for the three and six months ended December 31, 2020 and 2019, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Interim results may vary significantly as the economic impact of the COVID-19 pandemic continues to evolve. The extent to which the evolving COVID-19 pandemic impacts the Company's condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. There remains risk that COVID-19 could have material adverse impacts on future revenue growth as well as overall profitability.

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

ASU 2019-02—In March 2019, the FASB issued an accounting standards update which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the update modifies certain aspects of the capitalization, impairment, presentation, and disclosure requirements in the accounting standards for entities in the film and broadcast entertainment industries. The update was prospectively adopted in the first quarter of fiscal 2021. Due to existing Company policies and the nature of its episodic television series, the update had no impact on the Company's condensed consolidated financial statements.

ASU 2020-09—In October 2020, the FASB issued an accounting standards update to formally codify the new disclosure requirements of an SEC final rule issued in March 2020 related to certain registered securities under SEC Regulation S-X, Rule 3-10 (Rule 3-10). The most pertinent portions of the final rule applicable to the Company include: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidated financial information in the registrant's financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant's Management Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The final rule was effective for filings on or after January 4, 2021. The Company elected to early-adopt the provisions of the final rule during the third quarter of fiscal 2020 and elected to provide the summarized financial information in Item II, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ASU 2020-10—In October 2020, the FASB issued an accounting standards update containing codification improvements. These improvements include providing a consistent location for disclosure guidance and providing clarification to other certain guidance sections. The Company early adopted this guidance retrospectively as of July 1, 2020. The early adoption of this guidance did not materially impact the Company’s condensed consolidated financial statements.

2. Inventories

Major components of inventories are summarized below.

(In millions)	December 31, 2020	June 30, 2020
Raw materials	$16.6	$21.0
Work in process	14.6	10.6
Finished goods	2.6	2.6
Inventories	$33.8	$34.2

3. Discontinued Operations and Dispositions

Shortly after the Company’s acquisition of Time Inc. in fiscal 2018, it announced the planned sale of certain brands and investments. Several of these brands and investments were held during fiscal 2020, and all sales were completed by the end of the third quarter of fiscal 2020. The second step of the two-step transaction to sell the Sports Illustrated brand and the sale of Viant were completed in October 2019. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. FanSided was sold in January 2020 and the investment in Xumo was sold in February 2020. Based on the selling price of FanSided, an impairment of goodwill for the Fansided brand of $11.8 million was recorded in the second quarter of fiscal 2020. The revenues and expenses of these businesses were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings for the periods prior to their sales. All discontinued operations related to the national media segment.

In October 2019, Meredith sold the Money brand to an unrelated third party for $24.9 million, which resulted in a gain on sale of $8.3 million. This gain was recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings.

Amounts applicable to discontinued operations on the Condensed Consolidated Statements of Earnings were as follows:

Periods ended December 31, 2019	Three Months	Six Months
(In millions except per share data)
Revenues	$25.3	$110.8
Costs and expenses	(20.9)	(107.6)
Impairment of goodwill	(11.8)	(16.0)
Interest expense	(0.8)	(2.0)
Gain on disposal	3.0	3.0
Loss before income taxes	(5.2)	(11.8)
Income tax expense	(19.1)	(18.5)
Loss from discontinued operations, net of income taxes	$(24.3)	$(30.3)
Loss per share from discontinued operations
Basic	$(0.54)	$(0.66)
Diluted	(0.51)	(0.66)

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

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the six months ended December 31, 2019. Share-based compensation expense related to discontinued operations was a benefit of $0.1 million for the six months ended December 31, 2019, due to the forfeiture of stock compensation upon sale, and is included in the calculation of net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

Meredith continued to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSAs) with certain buyers. In addition, Meredith continues to provide consumer marketing, information technology, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OAs) with certain buyers. The remaining OAs have terms up to approximately three years, subject to renewal. Income of $0.8 million and $3.0 million for the three months ended, and $1.5 million and $6.0 million for the six months ended December 31, 2020 and 2019, respectively, earned from performing services under the OAs was recorded in the other revenue line on the Condensed Consolidated Statements of Earnings. Income of less than $0.1 million and $7.1 million for the three months ended, and $0.1 million and $9.0 million for the six months ended December 31, 2020 and 2019, respectively, earned from performing services under the TSAs was recorded as a reduction to the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings.

4. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	December 31, 2020			June 30, 2020
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(205.2)	$5.8	$211.0	$(170.0)	$41.0
Publisher relationships	132.8	(53.2)	79.6	132.8	(43.9)	88.9
Partner relationships	98.2	(46.8)	51.4	98.2	(38.7)	59.5
Customer relationships	8.0	(3.1)	4.9	71.3	(65.6)	5.7
Other	23.9	(16.3)	7.6	26.3	(16.9)	9.4
Local media
Network affiliation agreements	229.3	(164.7)	64.6	229.3	(161.5)	67.8
Advertiser relationships	12.5	(12.2)	0.3	12.5	(10.1)	2.4
Retransmission agreements	10.6	(6.5)	4.1	27.9	(23.1)	4.8
Other	0.7	(0.6)	0.1	1.7	(1.6)	0.1
Total	$727.0	$(508.6)	218.4	$811.0	$(531.4)	279.6
Intangible assets not subject to amortization
National media
Trademarks			706.7			706.7
Internet domain names			8.3			8.3
Local media
FCC licenses			652.9			652.9
Total			1,367.9			1,367.9
Intangible assets, net			$1,586.3			$1,647.5

Amortization expense was $61.2 million and $77.7 million for the six months ended December 31, 2020 and 2019, respectively. Annual amortization expense for intangible assets is expected to be as follows: $90.5 million in fiscal 2021, $44.7 million in fiscal 2022, $42.2 million in fiscal 2023, $34.1 million in fiscal 2024, and $16.7 million in fiscal 2025.

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

Changes in the carrying amount of goodwill were as follows:

Six months ended December 31,	2020			2019
(In millions)	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
National media
Balance at beginning of period	$1,855.4	$(252.7)	$1,602.7	$1,862.8	$—	$1,862.8
Acquisitions	—	—	—	7.1	—	7.1
Acquisition adjustments	(0.1)	—	(0.1)	—	—	—
Disposals	—	—	—	(16.7)	—	(16.7)
Foreign currency translation	0.4	—	0.4	—	—	—
Balance at end of period	1,855.7	(252.7)	1,603.0	1,853.2	—	1,853.2

Local media
Balance at beginning of period	116.6	—	116.6	116.6	—	116.6
Activity	—	—	—	—	—	—
Balance at end of period	116.6	—	116.6	116.6	—	116.6
Total	$1,972.3	$(252.7)	$1,719.6	$1,969.8	$—	$1,969.8

In January 2021, Meredith sold the Travel + Leisure trademark and other related assets, including the Travel + Leisure’s travel clubs, to an unrelated third-party for $100.0 million, including $35.0 million of cash at closing with the remaining payments to be completed by June 2024. Meredith has entered into a 30-year royalty-free licensing relationship to license back the Travel + Leisure brand and will continue publishing the magazine and operating the Travel + Leisure media platforms.

5. Restructuring Accrual

In the first quarter of fiscal 2021, management committed to a performance improvement plan to control costs. Actions included consolidating certain local media functions and reallocating positions across the Company by shifting resources to digital operations in the national media segment. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $12.4 million for severance and related benefit costs associated with the involuntary termination of employees. These actions affected approximately 140 employees in the local media segment, 80 in the national media segment, and 10 in unallocated corporate. During the second quarter of fiscal 2021, the calculations were refined, and an additional $0.5 million in severance and related benefit costs was recorded. The majority of the severance costs will be paid during fiscal 2021. These costs were recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings.

In the first quarter of fiscal 2020, management committed to performance improvement plans related to the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. Other smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.9 million, including $9.9 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. In the second quarter of fiscal 2020, additional smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges of $3.8 million for severance and related benefit costs associated with the involuntary termination of employees. Combined, these actions affected approximately 130 employees in the national media segment, 15 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs were paid during fiscal 2020. Of these costs, $13.0 million were recorded in the acquisition, disposition, and restructuring related activities line and $3.7 million were recorded in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amount Accrued in the Period				Total Amount Expected to be Incurred
	Three Months		Six Months
Periods ended December 31,	2020	2019	2020	2019
(in millions)
National media	$0.5	$—	$5.1	$8.8	$5.1
Local media	—	1.7	7.2	2.4	7.2
Unallocated Corporate	—	2.1	0.6	2.5	0.6
	$0.5	$3.8	$12.9	$13.7	$12.9

Details of changes in the Company's restructuring accrual related to employee terminations are as follows:

Six months ended December 31,	2020	2019
(In millions)
Balance at beginning of period	$10.7	$43.7
Accruals	12.9	13.7
Cash payments	(11.5)	(36.0)
Reversal of excess accrual	(2.1)	—
Balance at end of period	$10.0	$21.4

As of December 31, 2020, the $10.0 million was classified as current liabilities on the Condensed Consolidated Balance Sheets.

6. Long-term Debt

Long-term debt consisted of the following:

	December 31, 2020			June 30, 2020
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due January 31, 2025	$1,062.5	$(11.7)	$1,050.8	$1,062.5	$(13.1)	$1,049.4
Senior credit facility incremental term loan, due January 31, 2025	408.0	(20.5)	387.5	410.0	(22.7)	387.3
Revolving credit facility of $350 million, due January 31, 2023	—	—	—	—	—	—
Senior Unsecured Notes
6.875% senior notes, due February 1, 2026	1,272.9	(17.4)	1,255.5	1,272.9	(18.7)	1,254.2
Senior Secured Notes
6.500% senior notes, due July 1, 2025	300.0	(4.5)	295.5	300.0	(5.0)	295.0
Total long-term debt	3,043.4	(54.1)	2,989.3	3,045.4	(59.5)	2,985.9
Current portion of long-term debt	(4.1)	—	(4.1)	(4.1)	—	(4.1)
Long-term debt	$3,039.3	$(54.1)	$2,985.2	$3,041.3	$(59.5)	$2,981.8

7. Income Taxes

Our effective tax rate was 27.7 percent in the second quarter and 22.3 percent in the first six months of fiscal 2021 as compared to 30.8 percent in the second quarter and 27.5 percent in the first six months of fiscal 2020.

In the third quarter of fiscal 2020, the Federal District Court ruled in the Company’s favor on a disputed Internal Revenue Code Section 199 issue for fiscal years 2006 through fiscal 2012. In the first quarter of fiscal 2021, the Department of Justice waived its right to appeal, resulting in the finalization of the Federal District Court decision and the release of the associated reserve for uncertain tax positions. As such, a tax benefit of $15.2 million was recorded in the first quarter of fiscal 2021.

8. Commitments and Contingencies

Lease Guarantees

In March 2018, the Company sold Time Inc. (UK) Ltd (TIUK), a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in connection with a lease of office space in the U.K. through December 31, 2025, which was guaranteed by the Company. In the first quarter of fiscal 2020, the Company was released of its guarantee by the landlord. As a result, a gain of $8.0 million was recorded in the non-operating income (expense), net line on the Condensed Consolidated Statements of Earnings.

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.1 million and $2.2 million at December 31, 2020 and June 30, 2020, respectively, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $12.8 million as of December 31, 2020.

Legal Proceedings

In the ordinary course of business, the Company is a defendant in or party to various legal claims, actions, and proceedings. These claims, actions, and proceedings are at varying stages of investigation, arbitration, or adjudication, and involve a variety of areas of law.

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) (TIR) for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52.0 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency (CRA), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the same type of situation during the years 2009 to 2010, and TIR filed similar objections as for prior years. By letter dated June 19, 2015, the CRA requested payment of C$89.8 million, which includes interest accrued and stated that failure to pay may result in legal action. TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. Including interest accrued, the total of the reassessments claimed by the CRA for the years 2006 to 2010 was C$91.0 million as of November 30, 2015. The parties are engaged in mediation.

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 30, 2019. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. On October 28, 2020, a U.S. District Judge granted defendants’ motion to dismiss, dismissing the Iowa Action with prejudice at plaintiffs’ cost due to plaintiffs’ failure to satisfy applicable pleading requirements. Specifically, the court held that plaintiffs had failed to plead any actionable misstatement or omission, scienter, or loss causation. The court observed that, “[a]s explained in Defendants’ motion [to dismiss] and supporting briefs, this lawsuit is precisely the type of frivolous ‘strike’ suit that Congress directed federal courts to dismiss at the pleading stage.” On November 23, 2020, the lead plaintiff filed a notice of appeal of the District Court's dismissal. The Eighth Circuit Court of Appeals has scheduled briefing on the appeal. The Company expects all briefs to be submitted within the first half of calendar 2021.

On April 3, 2019, a purported class of plaintiff purchasers of broadcast television spot advertising amended its pending consolidated complaint in the U.S. District Court for the Northern District of Illinois against a number of broadcast television station groups to add Meredith and other broadcast television station groups as defendants (the Defendants). The amended complaint alleges that the Defendants have violated federal antitrust law by entering agreements with their competitors to fix prices and exchange competitively sensitive information. The Defendants filed a joint motion to dismiss on June 5, 2019, after which the plaintiffs filed a consolidated second amended complaint on September 9, 2019. The Defendants filed a joint motion to dismiss the second amended complaint on October 8, 2019. On November 6, 2020, the court denied the motion to dismiss.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets:

	December 31, 2020		June 30, 2020
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$16.1	$15.1	$12.7	$11.7
Total long-term debt	2,989.3	3,030.1	2,985.9	2,753.6

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt was based on pricing from observable market information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following tables summarize recurring and nonrecurring fair value measurements at December 31, 2020 and June 30, 2020, along with the corresponding impacts to the Condensed Consolidated Statements of Earnings, if any:

	December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$101.8	$101.8	$—	$—
Accrued expenses
Contingent consideration	$2.5	$—	$—	$2.5
Deferred compensation plans	3.0	—	3.0	—
Other noncurrent liabilities
Contingent consideration	1.7	—	—	1.7
Deferred compensation plans	14.4	—	14.4	—
Total recurring liability fair value measurements	$21.6	$—	$17.4	$4.2

	June 30, 2020				Six months ended December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total Losses
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$115.2	$115.2	$—	$—
Accrued expenses
Contingent consideration	$1.3	$—	$—	$1.3
Deferred compensation plans	3.4	—	3.4	—
Other noncurrent liabilities
Contingent consideration	3.6	—	—	3.6
Deferred compensation plans	13.5	—	13.5	—
Total recurring liability fair value measurements	$21.8	$—	$16.9	$4.9
Nonrecurring fair value measurements
Intangible assets, net [1]	$—	$—	$—	$—	$(5.2)

1
Represents the fair value of a national media trademark fully impaired at September 30, 2019. The impairment charge was recorded in the impairment of long-lived assets line on the Condensed Consolidated Statements of Earnings. For further discussion, refer to Note 4.

The fair value of deferred compensation plans is derived from quotes of similar investments observable in the market, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on estimates of future performance benchmarks established in the associated acquisition agreements and the amortization of the present value discount. These estimates are based on inputs not observable in the market and thus represent Level 3 measurements. Estimates utilize a weighted average discount rate of 3.30 percent, weighted by relative fair value.

The fair value of the trademark was measured on a non-recurring basis and was determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value included discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used was based on several factors, including market interest rates, a weighted average cost of capital analysis based on the target capital structure and included adjustments for market risk and Company-specific risk. Estimated cash flows were based upon internally developed estimates, and the revenue growth rates were based on industry knowledge and historical performance. For further discussion of the impairment of the trademark, refer to Note 4.

The following table represents changes in the fair value of liabilities subject to Level 3 measurement during the six months ended December 31, 2020 and 2019.

Six months ended December 31,	2020	2019
(In millions)
Contingent consideration
Balance at beginning of period	$4.9	$0.8
Additions due to acquisitions	—	4.1
Payments	(1.0)	—
Fair value adjustment of contingent consideration	0.3	0.3
Balance at end of period	$4.2	$5.2

The fair value adjustment of contingent consideration was the change in the estimated earn-out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration was included in the selling, general, and administrative line on the Condensed Consolidated Statements of Earnings.

10. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 13) is as follows.

Three months ended December 31, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$161.2	$4.9	$—	$166.1
Magazine	120.4	—	—	120.4
Non-political spot	—	75.3	—	75.3
Political spot	—	117.7	—	117.7
Third party sales	13.8	34.7	(2.9)	45.6
Total advertising related	295.4	232.6	(2.9)	525.1
Consumer related
Subscription	144.8	—	—	144.8
Retransmission	—	91.9	—	91.9
Newsstand	40.3	—	—	40.3
Licensing	34.5	—	—	34.5
Affinity marketing	18.5	—	—	18.5
Digital and other consumer driven	27.7	0.3	—	28.0
Total consumer related	265.8	92.2	—	358.0
Other
Projects based	11.1	—	—	11.1
Other	3.7	3.6	—	7.3
Total other	14.8	3.6	—	18.4
Total revenues	$576.0	$328.4	$(2.9)	$901.5

Three months ended December 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$132.2	$4.9	$—	$137.1
Magazine	149.4	—	—	149.4
Non-political spot	—	89.5	—	89.5
Political spot	—	4.4	—	4.4
Third party sales	20.4	27.2	(0.7)	46.9
Total advertising related	302.0	126.0	(0.7)	427.3
Consumer related
Subscription	159.8	—	—	159.8
Retransmission	—	85.1	—	85.1
Newsstand	37.7	—	—	37.7
Licensing	24.4	—	—	24.4
Affinity marketing	20.0	—	—	20.0
Digital and other consumer driven	21.9	—	—	21.9
Total consumer related	263.8	85.1	—	348.9
Other
Projects based	15.1	—	—	15.1
Other	16.3	2.9	—	19.2
Total other	31.4	2.9	—	34.3
Total revenues	$597.2	$214.0	$(0.7)	$810.5

Six months ended December 31, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$266.3	$9.2	$—	$275.5
Magazine	228.9	—	—	228.9
Non-political spot	—	132.1	—	132.1
Political spot	—	169.4	—	169.4
Third party sales	27.8	53.0	(3.1)	77.7
Total advertising related	523.0	363.7	(3.1)	883.6
Consumer related
Subscription	278.2	—	—	278.2
Retransmission	—	183.3	—	183.3
Newsstand	75.4	—	—	75.4
Licensing	58.6	—	—	58.6
Affinity marketing	32.9	—	—	32.9
Digital and other consumer driven	47.8	0.5	—	48.3
Total consumer related	492.9	183.8	—	676.7
Other
Projects based	21.0	—	—	21.0
Other	6.8	6.9	—	13.7
Total other	27.8	6.9	—	34.7
Total revenues	$1,043.7	$554.4	$(3.1)	$1,595.0

Six months ended December 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$223.8	$9.1	$—	$232.9
Magazine	309.8	—	—	309.8
Non-political spot	—	166.3	—	166.3
Political spot	—	7.0	—	7.0
Third party sales	39.4	52.7	(1.2)	90.9
Total advertising related	573.0	235.1	(1.2)	806.9
Consumer related
Subscription	310.3	—	—	310.3
Retransmission	—	164.7	—	164.7
Newsstand	80.3	—	—	80.3
Licensing	44.4	—	—	44.4
Affinity marketing	33.9	—	—	33.9
Digital and other consumer driven	38.4	—	—	38.4
Total consumer related	507.3	164.7	—	672.0
Other
Projects based	29.5	—	—	29.5
Other	20.3	7.0	—	27.3
Total other	49.8	7.0	—	56.8
Total revenues	$1,130.1	$406.8	$(1.2)	$1,535.7

Contract Balances

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contracts, the Company does not have any significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $402.3 million at December 31, 2020, and $403.2 million at June 30, 2020, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $254.6 million and $267.5 million at December 31, 2020 and June 30, 2020, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Revenue of $251.7 million and $296.4 million recognized in the six-month periods ended December 31, 2020 and 2019, respectively, was in contract liabilities at the beginning of the period.

11. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

	Three Months		Six Months
Periods ended December 31,	2020	2019	2020	2019
(In millions)
Domestic Pension Benefits
Service cost	$2.3	$2.5	$4.6	$5.0
Interest cost	0.8	1.3	1.6	2.7
Expected return on plan assets	(1.9)	(2.4)	(3.9)	(4.8)
Prior service cost amortization	0.1	0.2	0.2	0.3
Actuarial loss amortization	0.7	0.6	1.4	1.2
Settlement charge	1.8	8.8	1.8	8.8
Net periodic benefit costs	$3.8	$11.0	$5.7	$13.2

International Pension Benefits
Interest cost	$2.3	$3.7	$4.6	$7.3
Expected return on plan assets	(3.9)	(4.7)	(7.7)	(9.3)
Prior service credit amortization	0.1	0.1	0.1	0.1
Net periodic benefit credit	$(1.5)	$(0.9)	$(3.0)	$(1.9)

Postretirement Benefits
Interest cost	$—	$0.1	$0.1	$0.1
Actuarial gain amortization	—	(0.2)	(0.1)	(0.3)
Net periodic benefit credit	$—	$(0.1)	$—	$(0.2)

The pension settlement charges recorded in the second quarter of fiscal 2021 and 2020 were triggered by lump-sum payments made as a result of executive retirements.

The components of net periodic benefit costs (credit), other than the service cost component, are included in the non-operating income (expense), net line on the accompanying Condensed Consolidated Statements of Earnings.

The amortization of amounts related to unrecognized prior service costs/credit and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs (credit).

12. Earnings Per Common Share

The following table presents the calculations of basic earnings per common share:

	Three Months		Six Months
Periods ended December 31,	2020	2019	2020	2019
(In millions except per share data)
Net earnings	$148.5	$37.8	$190.8	$43.9
Participating warrants dividend	—	(1.0)	—	(1.9)
Series A preferred stock dividend	—	(14.1)	—	(28.5)
Accretion of Series A preferred stock	—	(4.5)	—	(9.0)
Other securities dividends	—	(0.2)	—	(0.3)
Undistributed earnings allocated to participating securities	(7.9)	—	(9.6)	—
Basic earnings attributable to common shareholders	$140.6	$18.0	$181.2	$4.2

Basic weighted average common shares outstanding	46.2	45.7	46.1	45.7
Basic earnings per common share	$3.04	$0.39	$3.93	$0.09

Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

	Three Months		Six Months
Periods ended December 31,	2020	2019	2020	2019
(In millions except per share data)
Basic weighted-average common shares outstanding	46.2	45.7	46.1	45.7
Dilutive effect of stock options and equivalents	0.1	—	0.1	—
Dilutive effect of participating warrants	—	1.6	—	—
Diluted weighted-average shares outstanding	46.3	47.3	46.2	45.7

Basic earnings attributable to common shareholders	$140.6	$18.0	$181.2	$4.2
Dilutive security dividends	—	1.0	—	—
Diluted earnings attributable to common shareholders	$140.6	$19.0	$181.2	$4.2
Diluted earnings per common share	3.04	0.40	3.92	0.09

For the three months ended December 31, 2020, 1.5 million warrants and 0.2 million of restricted stock were excluded from the computation of diluted earnings per common share. For the six months ended December 31, 2020, 1.5 million warrants and a minimal amount of restricted stock were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming more than the basic earnings per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the three and six months ended December 31, 2020.

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

For the three months ended December 31, 2020 and 2019, antidilutive options excluded from the above calculations totaled 4.3 million (with a weighted average exercise price per share of $48.33) and 3.8 million (with a weighted average exercise price per share of $54.89), respectively. For the six months ended December 31, 2020 and 2019, antidilutive options excluded from the above calculations totaled 4.2 million (with a weighted average exercise price per share of $49.54) and 3.6 million (with a weighted average exercise price per share of $56.48), respectively.

In the six months ended December 31, 2020, no options were exercised to purchase common shares. In the six months ended December 31, 2019, a minimal amount of options were exercised to purchase common shares.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2020	2019	2020	2019
(In millions)
Revenues
National media	$576.0	$597.2	$1,043.7	$1,130.1
Local media	328.4	214.0	554.4	406.8
Total revenues, gross	904.4	811.2	1,598.1	1,536.9
Intersegment revenue elimination	(2.9)	(0.7)	(3.1)	(1.2)
Total revenues	$901.5	$810.5	$1,595.0	$1,535.7

Segment profit
National media	$114.3	$100.5	$145.8	$128.6
Local media	151.7	54.8	215.5	93.2
Unallocated corporate	(17.6)	(21.4)	(34.8)	(45.0)
Income from operations	248.4	133.9	326.5	176.8
Non-operating income (expense), net	0.2	(7.2)	5.8	1.4
Interest expense, net	(43.1)	(36.9)	(86.6)	(75.8)
Earnings from continuing operations before income taxes	$205.5	$89.8	$245.7	$102.4

Depreciation and amortization
National media	$40.6	$47.8	$80.6	$95.2
Local media	8.7	9.9	17.3	19.5
Unallocated corporate	0.5	0.9	0.9	2.4
Total depreciation and amortization	$49.8	$58.6	$98.8	$117.1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Meredith Corporation's financial condition and results of operations should be read together with Meredith's condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). When used herein, the terms Meredith, the Company, we, us, and our refer to Meredith Corporation, including its consolidated subsidiaries.

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

EXECUTIVE OVERVIEW

Meredith has been a leading media company for nearly 120 years. Meredith produces service journalism that engages audiences with essential, inspiring, and trusted content reaching consumers where they are across multiple platforms including digital, video, print, and broadcast television.

Meredith operates two business segments. The national media segment reaches nearly 95 percent of all United States (U.S.) women and more than 190 million unduplicated American consumers every month through such iconic brands as People, Better Homes & Gardens, Allrecipes, Southern Living, and Real Simple. Meredith's premium digital network reaches more than 150 million consumers each month. The Company is the No. 1 U.S. magazine operator with 36 million subscribers and the No. 2 global licensor with robust brand licensing activities that include a Better Homes & Gardens partnership with Walmart Inc.

Meredith's local media segment includes 17 television stations reaching 11 percent of U.S. households and 30 million viewers. Meredith's portfolio is concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets.

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 65 percent of the Company's $1.6 billion in revenues in the first six months of fiscal 2021, while the local media segment contributed 35 percent.

NATIONAL MEDIA

Advertising related revenues represented 50 percent of national media's fiscal 2021 first six months' revenues. These revenues were generated from the sale of advertising space in our magazines and digital properties to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 47 percent of national media's first six months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single-copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other ecommerce sales, product sales, and related activities. The remaining 3 percent of national media's revenues came from a variety of activities, which included the sale of customer relationship marketing products and services as well as television and streaming services content production and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—66 percent in the first six months of fiscal 2021—from the sale of advertising, both over the air and on our stations' digital and mobile media properties as well as selling advertising space on third-party platforms. Television retransmission fees accounted for 33 percent of local media's first six months' revenues. The remainder comes from other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

COVID-19 UPDATE

In the second quarter of fiscal 2021, COVID-19 continued to negatively impact our results, particularly advertising related revenues in our national media segment. For the first six months of fiscal 2021, the COVID-19 pandemic impacted our business results, particularly in our magazine advertising and non-political spot revenue streams. We are seeing continued strong consumer engagement with our brands in both the national and local media segments and across platforms. We are also seeing performance improvement from our brands that focus on food, home, and lifestyle. As public health measures such as travel restrictions and mandated business closures continue to impact consumers and the overall economy, we have seen negative performance trends continue within our brands focused on travel and luxury. While the COVID-19 pandemic continues to depress levels of magazine advertising, we have seen improvement in digital advertising. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease of revenues of approximately $25.0 million to $35.0 million in the second quarter and approximately $70.0 million to $100.0 million in the first six months of fiscal 2021.

The Company previously announced that it had temporarily reduced the pay for our Board of Directors, our executives, and approximately 60 percent of our employees. These reductions were lifted, and full pay was reinstated for all parties in early September 2020.

At this time, we have not experienced a negative impact on our liquidity due to COVID-19, and we believe we have sufficient liquidity to satisfy our cash needs for the foreseeable future.

We continue to monitor the ongoing and evolving situation. There may be developments outside our control requiring us to adjust our operating plan. As such, fiscal 2021 will continue to be a time of uncertainty. While earnings increased in the second quarter and first six months of fiscal 2021 as compared to the prior-year periods, there remains the risk that COVID-19 could have material adverse impacts on our future revenue growth as well as our overall profitability. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional discussion of the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1- Risk Factors in our most recent Form 10-K and information presented in this Item 2.

FIRST SIX MONTHS FISCAL 2021 FINANCIAL OVERVIEW

•Local media revenues increased 36 percent compared to the prior-year period primarily due to increased political spot revenues and digital political advertising revenues included in third party sales. These increases were partially offset by decreases in non-political spot advertising revenues due primarily to political crowd-out. Operating profit more than doubled primarily due to the additional high-margin political advertising revenues as a result of the cyclical nature of political advertising.

•National media revenues decreased 8 percent compared to the prior-year period primarily due to declines in magazine advertising and subscription revenues resulting from portfolio changes and the impact of COVID-19. These declines were partially offset by increases in digital advertising, licensing, and digital and other consumer driven revenues. Digital advertising revenues surpassed magazine advertising revenues for the first time in the Company's history. Operating profit grew 13 percent primarily due to growth in digital advertising revenues and reductions in non-cash expenses such as amortization and the impairment of a long-lived asset. These operating profit gains were partially offset by the negative impacts of COVID-19 primarily on magazine advertising.

•As discussed above, COVID-19 continues to negatively impact our results, particularly advertising related revenues in our national media segment. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease in revenues of approximately $70.0 million to $100.0 million.

•Unallocated corporate expenses decreased 23 percent primarily due to reductions in employee compensation and benefit costs, decreases in occupancy-related expenses, and lower restructuring costs.

•Diluted earnings per common share from continuing operations increased to $3.92 in the first six months of fiscal 2021 from $0.75 in the prior-year six-month period reflecting increased political and digital advertising.

RESULTS OF OPERATIONS

Three months ended December 31,	2020	2019	Change
(In millions except per share data)
Total revenues	$901.5	$810.5	11%
Operating expenses	653.1	676.6	(3)%
Income from operations	$248.4	$133.9	86%
Earnings from continuing operations	$148.5	$62.1	139%
Net earnings	148.5	37.8	293%
Diluted earnings per common share from continuing operations	3.04	0.91	234%
Diluted earnings per common share	3.04	0.40	n/m
n/m - Not meaningful

Six months ended December 31,	2020	2019	Change
(In millions except per share data)
Total revenues	$1,595.0	$1,535.7	4%
Operating expenses
Cost and expenses	1,268.5	1,353.7	(6)%
Impairment of long-lived assets	—	5.2	(100)%
Total operating expenses	1,268.5	1,358.9	(7)%
Income from operations	$326.5	$176.8	85%
Earnings from continuing operations	$190.8	$74.2	157%
Net earnings	190.8	43.9	335%
Diluted earnings per common share from continuing operations	3.92	0.75	423%
Diluted earnings per common share	3.92	0.09	n/m
n/m - Not meaningful

OVERVIEW

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2020, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2020.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2020	2019	Change
(In millions)
Advertising related
Digital	$161.2	$132.2	22%
Magazine	120.4	149.4	(19)%
Third party sales	13.8	20.4	(32)%
Total advertising related	295.4	302.0	(2)%
Consumer related
Subscription	144.8	159.8	(9)%
Newsstand	40.3	37.7	7%
Licensing	34.5	24.4	41%
Affinity marketing	18.5	20.0	(8)%
Digital and other consumer driven	27.7	21.9	26%
Total consumer related	265.8	263.8	1%
Other
Project based	11.1	15.1	(26)%
Other	3.7	16.3	(77)%
Total other	14.8	31.4	(53)%
Total revenues	576.0	597.2	(4)%
Operating expenses	461.7	496.7	(7)%
Operating profit	$114.3	$100.5	14%
Operating profit margin	19.8%	16.8%

Six months ended December 31,	2020	2019	Change
(In millions)
Advertising related
Digital	$266.3	$223.8	19%
Magazine	228.9	309.8	(26)%
Third party sales	27.8	39.4	(29)%
Total advertising related	523.0	573.0	(9)%
Consumer related
Subscription	278.2	310.3	(10)%
Newsstand	75.4	80.3	(6)%
Licensing	58.6	44.4	32%
Affinity marketing	32.9	33.9	(3)%
Digital and other consumer driven	47.8	38.4	24%
Total consumer related	492.9	507.3	(3)%
Other
Project based	21.0	29.5	(29)%
Other	6.8	20.3	(67)%
Total other	27.8	49.8	(44)%
Total revenues	1,043.7	1,130.1	(8)%
Operating expenses
Costs and expenses	897.9	996.3	(10)%
Impairment of long-lived assets	—	5.2	(100)%
Total operating expenses	897.9	1,001.5	(10)%
Operating profit	$145.8	$128.6	13%
Operating profit margin	14.0%	11.4%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue decreased 2 percent in the second quarter and 9 percent in the first six months of fiscal 2021.

Digital advertising increased 22 percent in the second quarter and 19 percent in the first six months of fiscal 2021. Meredith’s Data Studio, which launched in the first quarter of fiscal 2021, is one of the features of Meredith’s new digital platform. This platform offers advertising solutions that harness the Company's proprietary first-party data and predictive insights to help inform its clients' marketing, product, and business strategies, providing the opportunity to create multi-year, integrated partnerships with our top clients, and other work to improve the user experience. The use of this platform has driven positive digital advertising results, especially for the People brand.

Meredith has made changes to its portfolio of brands and titles intended to enhance the consumer experience, provide more effective and efficient platforms for advertisers, and increase the profitability of the portfolio. These changes included closing Family Circle magazine and transitioning Traditional Home and Rachael Ray Every Day to premium newsstand titles, which resulted in declines in combined magazine advertising revenues of $9.5 million in the second quarter and $20.7 million in the first six months of fiscal 2021. Magazine advertising continues to be negatively impacted by COVID-19 with the automotive, media and entertainment, luxury, and travel categories being impacted the most. While the majority of our titles experienced magazine advertising revenue declines in the second quarter and first six months of fiscal 2021 as compared to the prior-year periods, approximately half of our titles, including our two largest brands, People and Better Homes and Gardens, once again experienced improved year-over-year performance in magazine advertising revenues in the second quarter of fiscal 2021 as compared to the first quarter of fiscal 2021. The declines as compared to the prior-year periods are due to a mix of the impact of COVID-19 and changing market demands for magazine advertising.

Certain trends resulting from the impact of COVID-19, such as increased cooking at home, redecorating, and home remodeling, appear to be positively impacting web traffic, and the Company is seeing positive trends on many of our sites, including Allrecipes.com and People.com. Growth in open programmatic advertising has been driven by the combination of advertisers coming back into the market, increased sessions, and increased impressions per session offset by reduced cost per thousand or CPM’s, which have been suppressed during the pandemic. Digital traffic to our sites has historically been strongest in our second quarter and as such, the increased consumer demand may reverse in the coming months.

The decrease in third-party sales of 32 percent in the second quarter and 29 percent in the first six months of fiscal 2021 was primarily due to reductions in cover wrap sales as well as decreases in advertising pages in publications the Company produces on behalf of others. These declines were primarily due to a continued reluctance to handle printed material within doctor's offices due to COVID-19.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues increased 1 percent in the second quarter. They declined 3 percent in the first six months of fiscal 2021. For the second quarter and first six months of fiscal 2021, approximately 60 percent of the declines in subscription revenues were due to the portfolio changes noted above. The remaining decreases in subscription revenues were due primarily to fulfillment of a larger percentage of subscriptions received directly by the Company, which tend to have lower subscription revenues and lower acquisition costs compared to subscriptions received from third party agents. Subscriptions received directly by the Company tend to have higher renewal rates and a higher lifetime value. Newsstand revenues increased in the second quarter of fiscal 2021 as almost 25 percent more titles were produced by Meredith Premium Publishing as compared to the prior-year period. Although about 5 percent more titles were produced in the first six months of fiscal 2021, newsstand revenues decreased during the period due to the impact of COVID-19. Licensing revenue increased in the second quarter and first six months of fiscal 2021 primarily due to an increase in royalties from Apple News+ and Walmart Inc. Digital and other consumer driven revenue increased primarily due to increases in ecommerce revenues.

Other revenue decreased 53 percent in the second quarter and 44 percent in the first six months of fiscal 2021 primarily due to non-repeating project work, declines in revenues from operational support agreements for the sold brands, and the negative COVID-19 impact on consumer events.

While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into the third quarter of fiscal 2021, the Company saw month-by-month improvement in magazine advertising performance during the first six months of fiscal 2021 through the December on-sales. As the second quarter has historically been the national media segment's strongest quarter for revenues, this improving trend is not expected to continue into the third quarter of fiscal 2021. Future actions such as renewed shelter-in-place or business closing orders could further negatively impact these expectations.

Operating Costs and Expenses
In the second quarter of fiscal 2021, national media operating costs and expenses decreased 7 percent primarily due to a decrease in non-payroll related editorial costs of $14.5 million, lower subscription acquisition costs of $10.4 million, lower amortization expense of $7.7 million, a reduction in incentive-based compensation costs of $4.6 million, a decline in travel and entertainment expenses of $4.6 million, a decrease in paper expense of $4.5 million, a reduction in custom publishing expenses of $4.2 million, a decrease in bad debt expense of $3.3 million, and a decline in distribution costs of $3.2 million. The portfolio changes noted above as well as the impact from COVID-19 contributed to the declines. These declines were partially offset by a decrease in the gain on the sale of business assets of $8.3 million and a reduction of $7.1 million in revenues earned under Transition Service Agreements (TSAs) related to previously sold brands, which were recorded as credits to operating expenses, and an increase in outside sales commission expense of $3.2 million.

National media operating costs and expenses decreased 10 percent in the first six months of fiscal 2021 primarily due to a reduction in subscription acquisition costs of $27.9 million, a decrease in non-payroll related editorial costs of $20.7 million, lower amortization expense of $14.9 million, a decline in employee compensation costs of $11.5 million, a decline in distribution costs of $11.4 million, a reduction in custom publishing expenses of $10.7 million, a decrease in paper expense of $9.8 million, a decline in travel and entertainment expenses of $9.2 million, a decrease in bad debt expense of $9.2 million, and lower occupancy-related costs of $5.7 million. The portfolio changes noted above as well as the impact from COVID-19 contributed to the declines. A portion of the decline in employee compensation costs was due to the temporary reduction in pay that impacted approximately 60 percent of our employees for July and August 2020. These declines were partially offset by a reduction of $8.9 million in revenues earned under TSAs related to previously sold brands and a decrease in the gain on the sale of business assets of $8.8 million, which were recorded as credits to operating expenses, and an increase in incentive-based compensation costs of $8.5 million and an increase in outside sales commission expense of $3.9 million.

While the Company is not able to estimate the impact of COVID-19 on operating costs and expenses into the third quarter of fiscal 2021, the Company expects that to the extent advertising related revenues continue to recover, related direct costs and expenses will also increase.

Impairment of Long-lived Assets
In the first quarter of fiscal 2020, the national media segment recorded a $5.2 million non-cash impairment of a trademark.

Operating Profit
National media operating profit increased 14 percent in the second quarter and 13 percent in the first six months of fiscal 2021 as growth in the operating profit of our digital operations and reductions in amortization more than offset the negative impacts of COVID-19 on our national media operations. In addition, the first six months of 2020 included a $5.2 million write-down of impaired assets that did not repeat.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2020	2019	Change
(In millions)
Advertising related
Non-political spot	$75.3	$89.5	(16)%
Political spot	117.7	4.4	n/m
Digital	4.9	4.9	0%
Third party sales	34.7	27.2	28%
Total advertising related	232.6	126.0	85%
Consumer related
Retransmission	91.9	85.1	8%
Digital and other consumer driven	0.3	—	n/m
Consumer related	92.2	85.1	8%
Other	3.6	2.9	24%
Total revenues	328.4	214.0	53%
Operating expenses	176.7	159.2	11%
Operating profit	$151.7	$54.8	177%
Operating profit margin	46.2%	25.6%
n/m - Not meaningful

Six months ended December 31,	2020	2019	Change
(In millions)
Advertising related
Non-political spot	$132.1	$166.3	(21)%
Political spot	169.4	7.0	n/m
Digital	9.2	9.1	1%
Third party sales	53.0	52.7	1%
Total advertising related	363.7	235.1	55%
Consumer related
Retransmission	183.3	164.7	11%
Digital and other consumer driven	0.5	—	n/m
Consumer related	183.8	164.7	12%
Other	6.9	7.0	(1)%
Total revenues	554.4	406.8	36%
Operating expenses	338.9	313.6	8%
Operating profit	$215.5	$93.2	131%
Operating profit margin	38.9%	22.9%
n/m - Not meaningful

Revenues
Local media revenues increased 53 percent in the second quarter and 36 percent in the first six months of fiscal 2021. Advertising related revenues increased 85 percent in the second quarter and 55 percent in the first six months of fiscal 2021. Political spot advertising revenues totaled $117.7 million in the second quarter of the current year compared with $4.4 million in the prior-year second quarter and $169.4 million in the first six months of the current year compared to $7.0 million in the first half of the prior year. More than 20 percent of second quarter political spot advertising revenues were generated from Senate run-off races that occurred after election day. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental.

Non-political spot advertising revenues decreased 16 percent in the second quarter and 21 percent in the first six months of fiscal 2021. Local non-political spot advertising revenues declined 17 percent in the second quarter and 21 percent in the first six months of fiscal 2021 while national non-political spot advertising revenues decreased 13 percent in the second quarter and 19 percent in the first six months of fiscal 2021. These declines in non-political spot revenues were caused primarily by political crowd-out. Due to significant political crowd-out, the Company is not able to estimate what, if any, impact COVID-19 had on non-political spot revenues in the second quarter of fiscal 2021. These declines in non-political spot revenues in the first six months of fiscal 2021 were caused by both political crowd-out and COVID-19. In the first six months of fiscal 2021, there were several categories that were negatively impacted by COVID-19 with the automotive, restaurants, and retail categories being impacted the most. While these categories continue to be down, automotive showed improvement.

Third party sales, which represent revenue generated through selling advertising space on third-party platforms, increased 28 percent in the second quarter and 1 percent in the first six months of fiscal 2021. The increase in the second quarter is primarily due to political advertising on digital third party platforms of $12.1 million. The increase in the first six months of fiscal 2021 is primarily due the increase in digital political advertising of $15.0 million offset by reductions in third party sales primarily related to COVID-19. In the first six months of fiscal 2021, there were several categories that were negatively impacted by COVID-19, with the banking and finance, retail, media, building, travel, and consumer packaged goods categories being impacted the most.

Consumer related revenues primarily represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts and annual escalators.

As discussed above, COVID-19 negatively impacted our results, particularly non-political spot and non-political third party advertising related revenues for the six-month period ended December 31, 2020. As the pandemic continues, quantifying the specific impact becomes more challenging. While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into the third quarter of fiscal 2021, with the reduction in demand for political advertising in our third quarter, the Company expects the COVID-19 pandemic to continue to negatively impact non-political spot and third party sales advertising revenues in the third quarter of fiscal 2021. Future actions such as renewed shelter-in-place or business closing orders could further negatively impact these expectations.

Operating Costs and Expenses
Local media operating costs and expenses increased 11 percent in the second quarter and 8 percent in the first six months of fiscal 2021. The increase in the second quarter was primarily due to higher programming fees paid to affiliated networks of $7.3 million, an increase in outside sales commissions expense of $5.0 million, higher third party inventory acquisition costs of $4.8 million, and an increase in consulting costs of $3.2 million. The six-month period increase was primarily due to higher programming fees paid to affiliated networks of $13.3 million, an increase in outside sales commissions expense of $7.0 million, an increase in severance and related benefit costs of $4.8 million, and an increase in consulting costs of $3.6 million. The increases in outside sales commissions, third party inventory acquisition costs, and consulting costs were primarily due to the increase in political advertising revenues. These increases were partially offset by reductions in travel and entertainment expenses of $2.8 million and a decline in employee compensation costs of $2.8 million.

While the Company is not able to estimate the impact of the COVID-19 pandemic on operating costs and expenses into the second half of fiscal 2021, the Company expects that, to the extent advertising related revenues continue to recover, related direct costs and expenses will also increase.

Operating Profit
Local media operating profit grew 177 percent in the second quarter and 131 percent in the first six months of fiscal 2021 primarily due to increased political advertising revenues.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2020	2019	Change
(In millions)
Three months ended December 31,	$17.6	$21.4	(18)%
Six months ended December 31,	34.8	45.0	(23)%

Unallocated corporate expenses decreased 18 percent in the second quarter of fiscal 2021 primarily due to reductions in occupancy-related costs of $2.2 million and lower severance and related benefit costs of $2.1 million.

Unallocated corporate expenses decreased 23 percent in the first six months of fiscal 2021 primarily due to reductions in occupancy-related costs of $4.0 million, lower benefit costs of $2.2 million, a decrease in employee compensation costs of $2.2 million, lower integration and exit costs of $2.0 million, and a decline in severance and related benefit costs of $1.9 million. These decreases were partially offset by an increase in incentive-based compensation expenses of $5.4 million.

The Company estimates that COVID-19 did not have a significant impact on unallocated corporate operating costs and expenses during the first six months of fiscal 2021, nor does the Company anticipate that COVID-19 will have a significant impact on unallocated corporate operating costs and expenses in the third quarter of fiscal 2021.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended December 31,	2020	2019	Change
(In millions)
Production, distribution, and editorial	$266.5	$280.1	(5)%
Selling, general, and administrative	332.6	338.4	(2)%
Acquisition, disposition, and restructuring related activities	4.2	(0.5)	n/m
Depreciation and amortization	49.8	58.6	(15)%
Operating expenses	$653.1	$676.6	(3)%
n/m - Not meaningful

Six months ended December 31,	2020	2019	Change
(In millions)
Production, distribution, and editorial	$507.6	$553.8	(8)%
Selling, general, and administrative	643.8	669.2	(4)%
Acquisition, disposition, and restructuring related activities	18.3	13.6	35%
Depreciation and amortization	98.8	117.1	(16)%
Impairment of long-lived assets	—	5.2	(100)%
Operating expenses	$1,268.5	$1,358.9	(7)%

Fiscal 2021 production, distribution, and editorial costs decreased 5 percent in the second quarter and 8 percent in the first six months of fiscal 2021. The second quarter decrease was primarily due to a decline in non-payroll related editorial costs of $14.5 million, a decrease in paper expense of $4.5 million, a reduction in custom publishing expenses of $4.2 million, and lower distribution costs of $3.2 million, partially offset by an increase in programming fees paid to affiliated networks of $7.3 million and higher third party inventory acquisition costs of $4.8 million. The decrease in the six-month period was primarily due a decline in non-payroll related editorial costs of $20.7 million, lower distribution costs of $11.4 million, a reduction in custom publishing expenses of $10.7 million, a decline in paper expense of $9.8 million, and a decrease in employee compensation costs of $7.3 million partially offset by an increase in programming fees paid to affiliated networks of $13.3 million.

Selling, general, and administrative expenses decreased 2 percent in the second quarter primarily due to lower subscription acquisition costs of $10.4 million, a decline in travel and entertainment expenses of $5.1 million, a decrease in occupancy-related costs of $5.0 million, a reduction in incentive-based compensation costs of $3.9 million, and a decrease in bad debt expense of $3.4 million partially offset by an increase in outside sales commission expense of $8.2 million and a reduction of $7.1 million in revenues earned under TSAs, which were recorded as a credit to selling, general, and administrative expenses. For the first six months of fiscal 2021, selling, general, and administrative expenses decreased 4 percent primarily due to lower subscription acquisition costs of $27.9 million, a decline in travel and entertainment expenses of $9.9 million, a decrease in occupancy-related costs of $10.3 million, a decline in bad debt expense of $9.7 million, and a decrease in employee compensation costs of

$9.2 million, partially offset by higher incentive-based compensation costs of $15.6 million, an increase in outside sales commission expense of $10.9 million, and a reduction of $8.9 million in revenues earned under TSAs.

Fiscal 2021 second quarter acquisition, disposition, and restructuring related activities expenses were primarily integration and exit costs. Acquisition, disposition, and restructuring related activities expense for the first six months of fiscal 2021 were primarily made up of approximately two-thirds severance and related benefit costs and one-third integration and exit costs. Fiscal 2020 second quarter acquisition, disposition, and restructuring related activities represented a gain on the sale of business assets of $8.3 million mostly offset by integration and exit costs of $4.0 million and severance and related benefit costs of $3.8 million. The first six months of fiscal 2020 acquisition, disposition, and restructuring related activities represented integration and exit costs of $12.4 million and severance and related benefit costs of $9.9 million partially offset by the gain on the sale of business assets of $8.8 million.

Depreciation and amortization expense decreased 15 percent in the second quarter and 16 percent in the first six months of fiscal 2021 primarily due to reductions in customer relationships amortization expense in our national media segment due to such intangibles becoming fully amortized during the prior fiscal year.

In the first quarter of fiscal 2020, the national media segment recorded a $5.2 million non-cash impairment of a trademark.

Income from Operations
Second quarter fiscal 2021 income from operations was $248.4 million whereas second quarter fiscal 2020 income from operations was $133.9 million. Income from operations increased to $326.5 million in the first six months of fiscal 2021 from $176.8 million in the first six months of fiscal 2020. For the second quarter of fiscal 2021, the increase was primarily due to higher operating profit in our local media operations primarily as a result of the increase in political advertising revenues and an increase in the operating profit of our national media group primarily due to the strength of digital advertising revenues. These increases were partially offset by the adverse impact of COVID-19 on our national media business and a reduction in non-political spot revenues due primarily to political crowd-out. The increase in income from operations for the first six months of fiscal 2021 was primarily due to higher operating profit in our local media operations primarily due to the increase in political advertising revenues and an increase in the operating profit of our national media group primarily due to the strength of digital advertising revenues and reductions in amortization expense and employee compensation costs. These positive factors were partially offset by the adverse impact of COVID-19 on our business, a reduction in non-political spot revenues due primarily to political crowd-out, and an increase in incentive-based compensation expenses.

Non-operating Income (Expense), net
The second quarter of fiscal 2021 non-operating income, net related primarily to a pension and other postretirement plans benefit credit of $2.0 million partially offset by a pension settlement charge of $1.8 million. The second quarter of fiscal 2020 non-operating expense, net related primarily to a pension settlement charge of $8.8 million partially offset by a pension and other postretirement plans benefit credit of $1.3 million. For the first six months of fiscal 2021, non-operating income, net related primarily to the gain on the sale of an investment of $3.6 million and a pension and other postretirement plans benefit credit of $4.0 million partially offset by a pension settlement charge of $1.8 million. For the first six months of fiscal 2020, non-operating income, net related primarily to an $8.0 million credit for the release of a lease guarantee and a pension and other postretirement plans benefit credit of $2.6 million partially offset by a pension settlement charge of $8.8 million.

Interest Expense, net
Net interest expense increased to $43.1 million in the fiscal 2021 second quarter compared with $36.9 million in the prior-year second quarter. For the six months ended December 31, 2020, net interest expense was $86.6 million versus $75.8 million in the first six months of fiscal 2020. Average long-term debt outstanding was $3.0 billion in the second quarter of fiscal 2021 and six-month periods compared with $2.4 billion in the prior-year second quarter and six-month periods. The Company's approximate weighted average interest rate was 5.7 percent in the first six months of fiscal 2021 compared to 6.4 percent for the first six months of fiscal 2020. For the three months and six months ended December 31, 2019, $0.8 million and $2.0 million, respectively, of interest expense was allocated to discontinued operations and was included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings.

Income Taxes
Our effective tax rate was 27.7 percent in the second quarter and 22.3 percent in the first six months of fiscal 2021 as compared to 30.8 percent in the second quarter and 27.5 percent in the first six months of fiscal 2020.

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

Earnings from Continuing Operations and Earnings per Common Share from Continuing Operations
Earnings from continuing operations were $148.5 million ($3.04 per diluted common share) for the quarter ended December 31, 2020, compared to $62.1 million ($0.91 per diluted common share) in the prior-year second quarter. For the six months ended December 31, 2020, earnings from continuing operations were $190.8 million ($3.92 per diluted common share), compared to prior-year six months earnings of $74.2 million ($0.75 per diluted common share). The increase in the second quarter was primarily due to the increase in political advertising revenues, increased digital advertising revenues partially offset by the adverse impact of COVID-19 on our national media business, a reduction in non-political spot revenues due primarily to political crowd-out, and an increase in income tax expense. The increase in the six-month period was primarily due to the increase in political advertising revenues, increased digital advertising revenues, and reductions in amortization and employee compensation costs partially offset by the adverse impact of COVID-19 on our business, increased income tax expense, and higher incentive-based compensation costs.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes represents the results of operations, net of income taxes, of the properties that were held-for-sale during the six months ended December 31, 2019. The revenues and expenses of Sports Illustrated and Viant, which were sold in the second quarter of fiscal 2020 as well as the revenue and expenses of FanSided, and the Company's investment in Xumo, which were sold in the third quarter of fiscal 2020, were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings for the periods prior to their sales.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated

Statements of Earnings titled loss from discontinued operations, net of income taxes, for the three and six months ended December 31, 2019, as follows:

Periods ended December 31, 2019	Three Months	Six Months
(In millions except per share data)
Revenues	$25.3	$110.8
Costs and expenses	(20.9)	(107.6)
Impairment of goodwill	(11.8)	(16.0)
Interest expense	(0.8)	(2.0)
Gain on disposal	3.0	3.0
Loss before income taxes	(5.2)	(11.8)
Income tax expense	(19.1)	(18.5)
Loss from discontinued operations, net of income taxes	$(24.3)	$(30.3)
Loss per share from discontinued operations
Basic	$(0.54)	$(0.66)
Diluted	(0.51)	(0.66)

Net Earnings and Earnings per Common Share
Net earnings were $148.5 million ($3.04 per diluted common share) for the quarter ended December 31, 2020, compared to $37.8 million ($0.40 per diluted common share) in the prior-year second quarter. For the six months ended December 31, 2020, net earnings were $190.8 million ($3.92 per diluted common share) compared to prior-year six-month net earnings of $43.9 million ($0.09 per diluted common share). The increases were primarily due to the increases in income from operations discussed above partially offset by increases in income tax expense. In addition, the second quarter and first six months of 2020 included a loss from discontinued operations that did not repeat. In the second quarter of fiscal 2021, basic average common shares outstanding increased slightly while diluted average common shares outstanding decreased slightly compared to the second quarter of fiscal 2020. Both basic average common shares outstanding and diluted average common shares outstanding increased slightly in the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2020	2019	Change
(In millions)
Net earnings	$190.8	$43.9	335%
Net cash provided by operating activities	$261.8	$72.1	263%
Net cash used in investing activities	(12.0)	(23.7)	(49)%
Net cash used in financing activities	(3.7)	(67.0)	(94)%
Effect of exchange rate changes	0.6	(0.1)	n/m
Change in cash in assets held-for-sale	—	(5.1)	(100)%
Net increase (decrease) in cash and cash equivalents	$246.7	$(23.8)	n/m
n/m - Not meaningful

	December 31, 2020	June 30, 2020	Change
Cash and cash equivalents	$379.1	$132.4	186%
Total long-term debt	3,043.4	3,045.4	0%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2020, we had $347.1 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $246.7 million in the first six months of fiscal 2021 compared to a decrease of $23.8 million in the first six months of fiscal 2020.

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

Cash provided by operating activities totaled $261.8 million in the first six months of fiscal 2021 compared to $72.1 million in the first six months of fiscal 2020. The increase in cash flows was the result of increased net earnings and reduced payments for severance, incentives, and other employee-related items.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities was $12.0 million in the first six months of fiscal 2021, compared to $23.7 million in the prior-year period. The decrease in cash used in investing activities resulted from a reduction in asset acquisitions and capital expenditures, partially offset by a decrease in cash received from the disposition of assets.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, repurchases of Company stock, the payment of dividends, and the payment of acquisition-related contingent consideration.

Net cash used in financing activities was $3.7 million in the six months ended December 31, 2020, compared to $67.0 million in the prior-year period. The decrease in cash used in financing activities was primarily due to the lack of dividend payments in fiscal 2021 compared to fiscal 2020, partially offset by net debt payments of $2.0 million in the first six months of fiscal 2021 compared to net issuances of $20.0 million in the prior-year period.

Long-term Debt
At December 31, 2020, total long-term debt outstanding was $3.1 billion consisting of $1.5 billion of term loans under a variable-rate credit facility and $1.6 billion in fixed-rate senior notes.

The variable-rate credit facility includes a senior secured term loan (Term Loan B) and an incremental senior secured term loan (Incremental Term Loan) with $1.1 billion and $408.0 million of aggregate principal outstanding, respectively, and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On December 31, 2020, there were no borrowings outstanding under the revolving credit facility. There were $2.9 million of standby letters of credit issued under the revolving credit facility resulting in availability of $347.1 million at December 31, 2020. The Incremental Term Loan amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, which is in 2025, at which time the remaining principal on the Term Loan B will also mature. The interest rate under the Term Loan B is based on London Interbank Offered Rate (LIBOR) plus 2.50 percent and bore interest at a rate of 2.65 percent at December 31, 2020. The interest rate under the Incremental Term Loan is based on LIBOR plus 4.25 percent with a floor of 1.00 percent for LIBOR and bore interest at a rate of 5.25 percent at December 31, 2020.

Our credit agreement includes a consolidated net leverage ratio financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at December 31, 2020, as we were below the specified utilization level on the revolving credit line. The revolving credit facility was amended in June 2020 to increase the maximum consolidated net leverage ratio during a covenant relief period, which is effective until March 31, 2022, if not sooner terminated by the Company (the Covenant Relief Period). During the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.50 percent. After the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.00 percent. It also has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The fixed-rate Senior Notes include the 2026 Unsecured Senior Notes with $1.3 billion of aggregate principal and the 2025 Secured Senior Notes with $300.0 million of aggregate principal. The Senior Unsecured Notes mature in 2026 with an interest rate of 6.875 percent per annum, and the Senior Secured Notes mature in 2025 with an interest rate of 6.500 percent per annum. Total outstanding principal is due at the final maturity dates.

Contractual Obligations
As of December 31, 2020, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2020.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $0.9 million in the first six months of fiscal 2021 to repurchase 65,000 shares of common stock at then-current market prices. We spent $4.2 million to repurchase 103,000 shares in the first six months of fiscal 2020. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 65,000 shares of common stock purchased during the first six months of the current fiscal year, none were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2020, $45.7 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2020.

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

Dividends paid in the first six months of fiscal 2020 on common and class B stock totaled $54.7 million, or $1.150 per share. Dividends paid in the first six months of fiscal 2020 on Series A preferred stock totaled $28.5 million or

$43.91 per share. As the Series A preferred stock was redeemed in June 2020, there will be no future dividend payments on the Series A preferred stock.

Capital Expenditures
Investment in property, plant, and equipment totaled $17.9 million in the first six months of fiscal 2021 compared with prior-year first six months' investment of $34.5 million. Current year and prior year investment spending primarily related to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

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

The following financial information presents summarized balance sheet information as of December 31, 2020 and June 30, 2020, and summarized statement of earnings information for the six months ended December 31, 2020, for Meredith Corporation (Parent Issuer) and Guarantor Subsidiaries on a combined basis.

Summarized Balance Sheet	December 31, 2020	June 30, 2020
(In millions)
Assets
Current assets	$1,198.3	$859.2
Intercompany receivable due from non-guarantor subsidiaries	1,897.0	1,177.8
Intangible assets, net	1,577.6	1,637.4
Goodwill	1,691.7	1,691.7
Other assets	1,021.8	1,077.4

Liabilities
Current liabilities	785.1	723.5
Intercompany payable due to non-guarantor subsidiaries	1,928.2	1,206.0
Long-term debt	2,985.2	2,981.8
Other liabilities	1,341.9	1,379.0

Summarized Statement of Earnings	Six months ended December 31, 2020
(In millions)
Revenues	$1,549.4
Operating expenses	1,246.9
Net earnings	170.8

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2020. As of December 31, 2020, the Company's critical accounting policies had not changed from June 30, 2020.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At December 31, 2020, goodwill and intangible assets totaled $3.3 billion with $2.5 billion in the national media segment and $0.8 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 6 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2020, for additional information.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, market conditions, including the availability of debt capital and the terms upon which such debt can be secured, if at all; the impact of the COVID-19 pandemic on the Company, its customers and its suppliers; downturns in global, national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and the Company's ability to comply with the terms of its debt financings. Additional risks and uncertainties are described in Meredith's Form 10-K for the year ended June 30, 2020, which include a more complete description of the risk factors that may affect our results. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements by using a combination of variable and fixed-rate debt. At December 31, 2020, Meredith had $1.6 billion outstanding in fixed-rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have increased the fair value of the fixed-rate debt of $1.6 billion by $55.8 million at December 31, 2020.

At December 31, 2020, $1.5 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $11.2 million.

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

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's (SEC) rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There has been no significant change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting in the quarter ended December 31, 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2020.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
October 1 to October 31, 2020	36,417	$12.89	36,417	$45.7
November 1 to November 30, 2020	1,797	12.17	1,797	45.7
December 1 to December 31, 2020	—	—	—	45.7
Total	38,214		38,214

1	The number of shares purchased includes 36,417 shares in October and 1,797 shares in November delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board of Directors.

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

On February 2, 2021, the Company amended its employment agreement with Patrick McCreery, President—Local Media Group (the Amendment). The Amendment establishes that, in the event Mr. McCreery is terminated without cause, (1) the period for which Mr. McCreery will receive severance shall be increased from twelve (12) months to eighteen (18) months, (2) Mr. McCreery shall be deemed to have met the age and service requirements for vesting in the Meredith Replacement Benefit Plan and the Meredith Supplemental Benefit Plan, and (3) all awards of restricted stock units and stock options shall automatically vest, and stock options shall be exercisable for the full unexpired term of the option. In addition, the post-termination non-solicitation period was increased from twelve (12) months to eighteen (18) months. The Amendment is attached as Exhibit 10.4 to this Form 10-Q and this disclosure is qualified in its entirety by reference to the Amendment.

Item 6.	Exhibits

	3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

	3.2	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

	3.3	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 16, 2020.

	3.4	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 16, 2020.

	10.1 #	Meredith Corporation Employee Stock Purchase Plan of 2002, as amended is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 16, 2020.

	10.2 #	Employment Agreement dated December 1, 2020, between Meredith Corporation and Catherine Levene.

	10.3 #	Amended and Restated Severance agreement dated December 2, 2020, between Meredith Corporation and Catherine Levene.

	10.4 #	Amendment to employment agreement dated February 2, 2021, between Meredith Corporation and Patrick McCreery.

	22	List of Guarantor Subsidiaries.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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
# Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Jason Frierott
Jason Frierott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 4, 2021