Form 10-Q
period 2021-03-31
MEREDITH CORP
filed 2021-04-29
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021
Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street,	Des Moines,	Iowa	50309-3023
(Address of principal executive offices)			(ZIP Code)

Registrant’s telephone number, including area code:	(515)	284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2021
Common shares	40,591,760
Class B shares	5,066,549
Total common and class B shares	45,658,309

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2021	June 30, 2020
(In millions except per share data)
Current assets
Cash and cash equivalents	$230.7	$132.4
Accounts receivable, net	486.4	461.9
Inventories	28.9	34.2
Current portion of subscription acquisition costs	205.5	213.2
Other current assets	61.4	43.1
Total current assets	1,012.9	884.8
Property, plant, and equipment	899.0	883.3
Less accumulated depreciation	(531.0)	(483.4)
Net property, plant, and equipment	368.0	399.9
Operating lease assets	379.8	404.6
Subscription acquisition costs	181.0	221.6
Other assets	290.0	232.4
Intangible assets, net	1,568.3	1,647.5
Goodwill	1,719.2	1,719.3
Total assets	$5,519.2	$5,510.1

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$4.1	$4.1
Current portion of operating lease liabilities	36.1	35.2
Accounts payable	141.7	121.1
Accrued expenses and other liabilities	188.5	168.1
Current portion of unearned revenues	376.2	403.2
Total current liabilities	746.6	731.7
Long-term debt	2,740.2	2,981.8
Operating lease liabilities	441.2	466.7
Unearned revenues	223.7	267.5
Deferred income taxes	468.6	463.8
Other noncurrent liabilities	205.0	210.4
Total liabilities	4,825.3	5,121.9

Shareholders’ equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.5	40.3
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	243.0	227.6
Retained earnings	469.6	197.6
Accumulated other comprehensive loss	(64.3)	(82.4)
Total shareholders’ equity	693.9	388.2
Total liabilities and shareholders’ equity	$5,519.2	$5,510.1
See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2021	2020	2021	2020
(In millions except per share data)
Revenues
Advertising related	$303.6	$332.1	$1,187.2	$1,139.0
Consumer related	339.4	345.6	1,016.1	1,017.6
Other	21.5	24.0	56.2	80.8
Total revenues	664.5	701.7	2,259.5	2,237.4
Operating expenses
Production, distribution, and editorial	252.2	257.4	759.8	811.2
Selling, general, and administrative	302.7	294.2	946.5	963.4
Acquisition, disposition, and restructuring related activities	(85.8)	6.5	(67.5)	20.1
Depreciation and amortization	35.6	53.5	134.4	170.6
Impairment of goodwill and other long-lived assets	—	384.1	—	389.3
Total operating expenses	504.7	995.7	1,773.2	2,354.6
Income (loss) from operations	159.8	(294.0)	486.3	(117.2)
Non-operating income (expense), net	2.1	(2.4)	7.9	(1.0)
Interest expense, net	(54.1)	(36.6)	(140.7)	(112.4)
Earnings (loss) from continuing operations before income taxes	107.8	(333.0)	353.5	(230.6)
Income tax benefit (expense)	(28.7)	43.6	(83.6)	15.4
Earnings (loss) from continuing operations	79.1	(289.4)	269.9	(215.2)
Gain (loss) from discontinued operations, net of income taxes	—	5.0	—	(25.3)
Net earnings (loss)	$79.1	$(284.4)	$269.9	$(240.5)

Diluted earnings (loss) attributable to common shareholders	$75.0	$(304.1)	$256.3	$(300.0)

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$1.62	$(6.76)	$5.55	$(6.01)
Discontinued operations	—	0.11	—	(0.56)
Basic earnings (loss) per common share	$1.62	$(6.65)	$5.55	$(6.57)
Basic average common shares outstanding	46.3	45.7	46.2	45.7

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$1.61	$(6.76)	$5.53	$(6.01)
Discontinued operations	—	0.11	—	(0.56)
Diluted earnings (loss) per common share	$1.61	$(6.65)	$5.53	$(6.57)
Diluted average common shares outstanding	46.7	45.7	46.3	45.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2021	2020	2021	2020
(In millions)
Net earnings (loss)	$79.1	$(284.4)	$269.9	$(240.5)
Other comprehensive income (loss)
Pension and other postretirement benefit plans activity, net of income taxes	0.2	0.4	(2.4)	1.3
Foreign currency translation adjustment	1.7	(9.4)	20.5	(5.1)
Total other comprehensive income (loss)	1.9	(9.0)	18.1	(3.8)
Comprehensive income (loss)	$81.0	$(293.4)	$288.0	$(244.3)

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	$40.3	$5.1	$227.6	$197.6	$(82.4)	$388.2
Net earnings	—	—	—	42.3	—	42.3
Other comprehensive income, net of income taxes	—	—	—	—	7.1	7.1
Shares issued under incentive plans, net of forfeitures	0.1	—	0.3	—	—	0.4
Purchases of Company stock	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	8.8	—	—	8.8
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-13	—	—	—	2.1	—	2.1
Balance at September 30, 2020	40.4	5.1	236.3	242.0	(75.3)	448.5
Net earnings	—	—	—	148.5	—	148.5
Other comprehensive income, net of income taxes	—	—	—	—	9.1	9.1
Shares issued under incentive plans, net of forfeitures	0.2	—	0.3	—	—	0.5
Purchases of Company stock	(0.1)	—	(0.4)	—	—	(0.5)
Share-based compensation	—	—	3.8	—	—	3.8
Balance at December 31, 2020	40.5	5.1	240.0	390.5	(66.2)	609.9
Net earnings	—	—	—	79.1	—	79.1
Other comprehensive income, net of income taxes	—	—	—	—	1.9	1.9
Shares issued under various incentive plans, net of forfeitures	—	—	0.6	—	—	0.6
Purchases of Company stock	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	2.8	—	—	2.8
Balance at March 31, 2021	$40.5	$5.1	$243.0	$469.6	$(64.3)	$693.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	$40.1	$5.1	$216.7	$759.0	$(46.3)	$974.6
Net earnings	—	—	—	6.1	—	6.1
Other comprehensive loss, net of income taxes	—	—	—	—	(4.4)	(4.4)
Stock issued under various incentive plans, net of forfeitures	0.1	—	0.4	—	—	0.5
Purchases of Company stock	(0.1)	—	(1.7)	—	—	(1.8)
Share-based compensation	—	—	7.5	—	—	7.5
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.3)	—	(24.3)
Class B stock ($0.575 dividend per share)	—	—	—	(2.9)	—	(2.9)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock				(4.5)		(4.5)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-02	—	—	—	(7.8)	—	(7.8)
Balance at September 30, 2019	40.1	5.1	222.9	711.2	(50.7)	928.6
Net earnings	—	—	—	37.8	—	37.8
Other comprehensive income, net of income taxes	—	—	—	—	9.6	9.6
Stock issued under various incentive plans, net of forfeitures	0.1	—	0.5	—	—	0.6
Purchases of Company stock	—	—	(2.4)	—	—	(2.4)
Share-based compensation	—	—	2.2	—	—	2.2
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.5)	—	(24.5)
Class B stock ($0.575 dividend per share)	—	—	—	(3.0)	—	(3.0)
Series A preferred stock ($21.72 dividend per share)	—	—	—	(14.1)	—	(14.1)
Accretion of Series A preferred stock	—	—	—	(4.5)	—	(4.5)
Balance at December 31, 2019	40.2	5.1	223.2	702.9	(41.1)	930.3
Net loss	—	—	—	(284.4)	—	(284.4)
Other comprehensive loss, net of income taxes	—	—	—	—	(9.0)	(9.0)
Stock issued under various incentive plans, net of forfeitures	0.1	—	0.3	—	—	0.4
Purchases of Company stock	—	—	(0.5)	—	—	(0.5)
Share-based compensation	—	—	2.2	—	—	2.2
Dividends paid
Common stock ($0.595 dividend per share)	—	—	—	(25.3)	—	(25.3)
Class B stock ($0.595 dividend per share)	—	—	—	(3.0)	—	(3.0)
Series A preferred stock ($21.49 dividend per share)	—	—	—	(14.0)	—	(14.0)
Accretion of Series A preferred stock	—	—	—	(4.6)	—	(4.6)
Balance at March 31, 2020	$40.3	$5.1	$225.2	$371.6	$(50.1)	$592.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2021	2020
(In millions)
Cash flows from operating activities
Net earnings (loss)	$269.9	$(240.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	55.2	59.0
Amortization	79.2	111.6
Non-cash lease expense	26.6	29.3
Share-based compensation	15.4	11.9
Deferred income taxes	2.7	(52.7)
Amortization of original issue discount and debt issuance costs	9.5	5.1
Amortization of broadcast rights	12.2	14.3
Gain on sale of assets, net	(100.1)	(18.0)
Loss on extinguishment of debt	11.9	—
Write-down of impaired assets	—	405.3
Changes in assets and liabilities, net of acquisitions	(44.7)	(142.3)
Net cash provided by operating activities	337.8	183.0
Cash flows from investing activities
Acquisitions of and investments in businesses and assets, net of cash acquired	—	(23.1)
Net proceeds from disposition of assets, net of cash sold	44.6	79.2
Additions to property, plant, and equipment	(25.6)	(45.6)
Other	4.1	—
Net cash provided by investing activities	23.1	10.5
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	375.0
Repayments of long-term debt	(261.7)	(375.0)
Dividends paid	—	(125.5)
Purchases of Company stock	(1.3)	(4.7)
Proceeds from common stock issued	1.5	1.5
Payment of acquisition-related contingent consideration	(1.0)	—
Financing lease payments	(0.7)	(0.8)
Net cash used in financing activities	(263.2)	(129.5)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.5)
Change in cash in assets held-for-sale	—	(5.1)
Net increase in cash and cash equivalents	98.3	58.4
Cash and cash equivalents at beginning of period	132.4	45.0
Cash and cash equivalents at end of period	$230.7	$103.4

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in Meredith’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC.

The condensed consolidated financial statements as of March 31, 2021, and for the three and nine months ended March 31, 2021 and 2020, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Interim results may vary significantly as the economic impact of the COVID-19 pandemic continues to evolve. The extent to which the evolving COVID-19 pandemic impacts the Company’s condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. There remains risk that COVID-19 could have material adverse impacts on future revenue growth as well as overall profitability.

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

Adopted Accounting Pronouncements—

ASU 2016-13—In June 2016, the Financial Accounting Standards Board (FASB) issued a standard that replaced the then current incurred loss methodology for recognizing credit losses with a current expected credit loss methodology. Under this standard, the establishment of an allowance for credit losses reflects all relevant information about past events, current conditions, and reasonable supportable forecasts rather than delaying the recognition of the full amount of a credit loss until the loss is probable of occurring. The new standard changed the impairment model for most financial assets and certain other instruments, including trade receivables. The Company implemented the new standard on July 1, 2020, on a modified retrospective basis. The adoption of this standard resulted in a decrease in the allowance for doubtful accounts of $2.8 million and an increase in deferred tax liabilities of $0.7 million, with a corresponding increase in retained earnings of $2.1 million. This standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures upon adoption.

ASU 2018-13—In August 2018, the FASB issued an accounting standards update which changed the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. The Company adopted this pronouncement in the first quarter of fiscal 2021. The adoption required additional disclosure on the Company’s Level 3 measurements as defined in Note 9. There were no other impacts to the Company’s condensed consolidated financial statements.

ASU 2019-02—In March 2019, the FASB issued an accounting standards update that aligned the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the update modified certain aspects of the capitalization, impairment, presentation, and disclosure requirements in the accounting standards for entities in the film and broadcast entertainment industries. The update was prospectively adopted in the first quarter of fiscal 2021. Due to existing Company policies and the nature of its episodic television series, the update had no impact on the Company’s condensed consolidated financial statements.

ASU 2020-09—In October 2020, the FASB issued an accounting standards update to formally codify the new disclosure requirements of an SEC final rule issued in March 2020 related to certain registered securities under SEC Regulation S-X, Rule 3-10 (Rule 3-10). The most pertinent portions of the final rule applicable to the Company included: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidated financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The final rule was effective for filings on or after January 4, 2021. The Company elected to early-adopt the provisions of the final rule during the third quarter of fiscal 2020 and elected to provide the summarized financial information in Item II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2. Inventories

Major components of inventories are summarized below.

(In millions)	March 31, 2021	June 30, 2020
Raw materials	$14.1	$21.0
Work in process	12.4	10.6
Finished goods	2.4	2.6
Inventories	$28.9	$34.2

3. Discontinued Operations and Dispositions

Discontinued Operations

Shortly after the Company’s acquisition of Time Inc. in fiscal 2018, it announced the planned sale of certain brands and investments. Several of these brands and investments were held during fiscal 2020, and all sales were completed by the end of the third quarter of fiscal 2020. The revenues and expenses of these businesses were included in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss) for the periods prior to their sales. The second step of the two-step transaction to sell the Sports Illustrated brand and the sale of Viant were completed in October 2019. There was a gain of $3.0 million recognized on these sales in the second quarter of fiscal 2020. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. FanSided was sold in January 2020 to an unrelated third party for $16.4 million, and the investment in Xumo was sold to an unrelated third party in February 2020 for $37.4 million. There was a gain of $8.6 million recognized on these sales in the third quarter of fiscal 2020. Based on the selling price of FanSided, an impairment of goodwill for the FanSided brand of $11.8 million was recorded in the second quarter of fiscal 2020. All discontinued operations related to the national media segment.

Amounts applicable to discontinued operations on the Condensed Consolidated Statements of Earnings (Loss) were as follows:

Periods ended March 31, 2020	Three Months	Nine Months
(In millions except per share data)
Revenues	$1.3	$112.1
Costs and expenses	(1.0)	(108.6)
Impairment of goodwill	—	(16.0)
Interest expense	(0.1)	(2.1)
Gain on disposal	9.3	12.3
Earnings (loss) before income taxes	9.5	(2.3)
Income tax expense	(4.5)	(23.0)
Gain (loss) from discontinued operations, net of income taxes	$5.0	$(25.3)
Gain (loss) per share from discontinued operations
Basic	$0.11	$(0.56)
Diluted	0.11	(0.56)

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

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the nine months ended March 31, 2020. Share-based compensation expense related to discontinued operations was a benefit of $0.8 million for the nine months ended March 31, 2020, due to the forfeiture of stock compensation upon sale, and is included in the calculation of net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

Dispositions

In January 2021, Meredith sold the Travel + Leisure trademark and other related assets, including the Travel + Leisure travel clubs, to an unrelated third party for $100.0 million, which included $35.0 million of cash at closing and a non-interest bearing note receivable of $65.0 million. Payments on the note receivable are due annually starting on June 30, 2021, and will be completed by June 30, 2024. The $65.0 million note receivable was discounted by $3.7 million utilizing an interest rate reflecting the borrower’s specific credit risk. The sale resulted in a gain of $97.6 million, which was recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings (Loss). Meredith entered into a 30-year royalty-free licensing relationship to license back the Travel + Leisure brand and continues to publish the magazine and operate the Travel + Leisure media platforms. Refer to Note 4 for additional information related to the intangible assets associated with this sale.

In October 2019, Meredith sold the Money brand to an unrelated third party for $24.9 million, which resulted in a gain on sale of $8.3 million. This gain was recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings (Loss).

Meredith continued to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSAs) with certain buyers. In addition, Meredith continues to provide consumer marketing, information technology, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OAs) with certain buyers. The remaining OAs have terms of up to approximately three years, subject to renewal. Income of $0.4 million and $1.4 million for the three months ended, and $1.9 million and $7.4 million for the nine months ended March 31, 2021 and 2020, respectively, earned from performing services under the OAs was recorded in the other revenue line on the Condensed Consolidated Statements of Earnings (Loss). Income of less than $0.1 million and $1.8 million for the three months ended, and $0.1 million and $10.8 million for the nine months ended March 31, 2021 and 2020, respectively, earned from performing services under the TSAs was recorded as a reduction to the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings (Loss).

4. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	March 31, 2021			June 30, 2020
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(211.0)	$—	$211.0	$(170.0)	$41.0
Publisher relationships	132.8	(58.0)	74.8	132.8	(43.9)	88.9
Partner relationships	98.2	(50.8)	47.4	98.2	(38.7)	59.5
Customer relationships	8.0	(3.5)	4.5	71.3	(65.6)	5.7
Other	35.9	(17.2)	18.7	26.3	(16.9)	9.4
Local media
Network affiliation agreements	229.3	(166.2)	63.1	229.3	(161.5)	67.8
Advertiser relationships	12.5	(12.5)	—	12.5	(10.1)	2.4
Retransmission agreements	10.6	(6.7)	3.9	27.9	(23.1)	4.8
Other	0.7	(0.7)	—	1.7	(1.6)	0.1
Total	$739.0	$(526.6)	212.4	$811.0	$(531.4)	279.6
Intangible assets not subject to amortization
National media
Trademarks			694.7			706.7
Internet domain names			8.3			8.3
Local media
FCC licenses			652.9			652.9
Total			1,355.9			1,367.9
Intangible assets, net			$1,568.3			$1,647.5

Amortization expense was $79.2 million and $111.6 million for the nine months ended March 31, 2021 and 2020, respectively. Annual amortization expense for intangible assets is expected to be as follows: $90.7 million in fiscal 2021, $45.1 million in fiscal 2022, $42.6 million in fiscal 2023, $34.5 million in fiscal 2024, and $17.1 million in fiscal 2025.

As discussed in Note 3, in January 2021, Meredith sold the Travel + Leisure trademark. The trademark had a recorded value of $12.0 million and was not subject to amortization. As part of the agreement, Meredith retained certain rights to utilize the Travel + Leisure brand and therefore established an intangible asset subject to amortization related to these rights at an initial value equal to the sold trademark.

During the first quarter of fiscal 2020, the Company recorded an impairment charge of $5.2 million on a national media trademark. Management determined this trademark was fully impaired as part of management’s commitment to performance improvement plans, including the closure of the Family Circle brand. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

During the third quarter of fiscal 2020, the Company experienced revenue declines, primarily related to advertising cancellations and delays as advertisers faced economic challenges caused by the COVID-19 pandemic. These declines caused the Company to revise forecasts and to determine that it had a triggering event to test the value of intangible assets not subject to amortization for impairment as of March 31, 2020. As a result, the national media segment recorded a non-cash impairment charge of $21.2 million to partially impair the trademarks for the magazines.com, Entertainment Weekly, Shape, EatingWell, and Cooking Light brands. In addition, the local media segment recorded a non-cash impairment charge of $22.3 million to partially impair the FCC license for its WALA-TV station in Mobile, Alabama and Pensacola, Florida. These impairment charges were recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

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

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2021			2020
(In millions)	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
National media
Balance at beginning of period	$1,855.4	$(252.7)	$1,602.7	$1,862.8	$—	$1,862.8
Acquisitions	—	—	—	6.7	—	6.7
Acquisition adjustments	(0.1)	—	(0.1)	2.4	—	2.4
Disposals	—	—	—	(16.7)	—	(16.7)
Impairment	—	—	—	—	(252.7)	(252.7)
Balance at end of period	1,855.3	(252.7)	1,602.6	1,855.2	(252.7)	1,602.5

Local media
Balance at beginning of period	116.6	—	116.6	116.6	—	116.6
Activity	—	—	—	—	—	—
Balance at end of period	116.6	—	116.6	116.6	—	116.6
Total	$1,971.9	$(252.7)	$1,719.2	$1,971.8	$(252.7)	$1,719.1

5. Restructuring Accrual

In the first quarter of fiscal 2021, management committed to a performance improvement plan to control costs. Actions included consolidating certain local media functions and reallocating positions across the Company by shifting resources to digital operations in the national media segment. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $12.4 million for severance and related benefit costs associated with the involuntary termination of employees. These actions affected approximately 140 employees in the local media segment, 80 in the national media segment, and 10 in unallocated corporate. During the second quarter of fiscal 2021, the calculations were refined, and an additional $0.5 million in severance and related benefit costs was recorded. During the third quarter of fiscal 2021, the owner of the Departures brand announced it was transitioning to a digital-only platform. As a result, the Departures brand owner terminated its custom publishing agreement with Meredith. In connection with this transition, as well as other smaller calculation refinements, the Company recorded pre-tax restructuring charges totaling $1.4 million for severance and related benefit costs associated with the involuntary termination of approximately 25 employees in the national media segment. The majority of the severance costs for these restructuring actions will be paid during fiscal 2021, with the remainder to be paid in fiscal 2022. These costs were recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings (Loss).

In the first quarter of fiscal 2020, management committed to performance improvement plans related to the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. Other smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.9 million, including $9.9 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. In the second and third quarters of fiscal 2020, additional smaller actions were taken in the local media segment and unallocated corporate. In connection with these plans, the Company recorded pre-tax restructuring charges of $3.8 million in the second quarter and $2.3 million in the third quarter for severance and related benefit costs associated with the involuntary termination of employees. Combined, these actions affected approximately 145 employees in the national media segment, 15 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs were paid during fiscal 2020, with the remainder in fiscal 2021. Of these costs, for the nine months ended March 31, 2020, $15.3 million were recorded in the acquisition, disposition, and restructuring related activities line, and $3.7 million were recorded in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amounts Accrued in the Period				Total Amount Expected to be Incurred
	Three Months		Nine Months
Periods ended March 31,	2021	2020	2021	2020
(in millions)
National media	$1.3	$1.7	$6.4	$10.5	$6.4
Local media	0.1	—	7.3	2.4	7.3
Unallocated Corporate	—	0.6	0.6	3.1	0.6
	$1.4	$2.3	$14.3	$16.0	$14.3

Details of changes in the Company’s restructuring accrual related to employee terminations are as follows:

Nine months ended March 31,	2021	2020
(In millions)
Balance at beginning of period	$10.7	$43.7
Accruals	14.3	16.0
Cash payments	(15.2)	(42.4)
Reversal of excess accrual	(2.2)	—
Balance at end of period	$7.6	$17.3

As of March 31, 2021, the $7.6 million was classified as current liabilities on the Condensed Consolidated Balance Sheets.

6. Long-term Debt

Long-term debt consisted of the following:

	March 31, 2021			June 30, 2020
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due January 31, 2025	$1,062.5	$(11.1)	$1,051.4	$1,062.5	$(13.1)	$1,049.4
Senior credit facility incremental term loan, due January 31, 2025	406.9	(19.3)	387.6	410.0	(22.7)	387.3
Revolving credit facility of $350 million, due January 31, 2023	—	—	—	—	—	—
Senior Unsecured Notes
6.875% senior notes, due February 1, 2026	1,022.9	(13.3)	1,009.6	1,272.9	(18.7)	1,254.2
Senior Secured Notes
6.500% senior notes, due July 1, 2025	300.0	(4.3)	295.7	300.0	(5.0)	295.0
Total long-term debt	2,792.3	(48.0)	2,744.3	3,045.4	(59.5)	2,985.9
Current portion of long-term debt	(4.1)	—	(4.1)	(4.1)	—	(4.1)
Long-term debt	$2,788.2	$(48.0)	$2,740.2	$3,041.3	$(59.5)	$2,981.8

In the third quarter of fiscal 2021, the Company redeemed $250.0 million of its senior unsecured notes maturing in 2026 (2026 Senior Notes). This payment was made in advance of the scheduled maturity and thus was considered an extinguishment of the debt. As a result of the prepayment, an extinguishment loss of $11.9 million was recognized in the third quarter of fiscal 2021 and was recorded in the interest expense, net line on the Condensed Consolidated Statements of Earnings (Loss). This extinguishment loss included a premium paid on the repurchase of the 2026 Senior Notes of $8.6 million.

7. Income Taxes

For the third quarter and first nine months of fiscal 2021, Meredith recorded tax expense of $28.7 million and $83.6 million, respectively. This compares to tax benefits recorded by the Company of $43.6 million and $15.4 million for the third quarter and first nine months of fiscal 2020, respectively.

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

The tax benefit in the third quarter and first nine months of fiscal 2020 was primarily due to the tax effect of the impairment charge for national media segment goodwill. In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill and recorded an income tax benefit of $26.9 million related to this goodwill impairment charge.

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

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.0 million and $2.2 million at March 31, 2021 and June 30, 2020, respectively, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $12.4 million as of March 31, 2021.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 30, 2019. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. On October 28, 2020, a U.S. District Judge granted defendants’ motion to dismiss, dismissing the Iowa Action with prejudice at plaintiffs’ cost due to plaintiffs’ failure to satisfy applicable pleading requirements. Specifically, the court held that plaintiffs had failed to plead any actionable misstatement or omission, scienter, or loss causation. The court observed that, “[a]s explained in Defendants’ motion [to dismiss] and supporting briefs, this lawsuit is precisely the type of frivolous ‘strike’ suit that Congress directed federal courts to dismiss at the pleading stage.” On November 23, 2020, the lead plaintiff filed a notice of appeal of the District Court’s dismissal. The Eighth Circuit Court of Appeals has scheduled briefing on the appeal. The Company expects all briefs to be submitted within the first half of calendar 2021.

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

The following table sets forth the carrying value and the estimated fair value of the Company’s financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets:

	March 31, 2021		June 30, 2020
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$14.6	$13.4	$12.7	$11.7
Total long-term debt	2,744.3	2,829.1	2,985.9	2,753.6

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt was based on pricing from observable market information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following tables summarize recurring and nonrecurring fair value measurements at March 31, 2021 and June 30, 2020, along with the corresponding impacts to the Condensed Consolidated Statements of Earnings (Loss), if any:

	March 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$101.8	$101.8	$—	$—
Accrued expenses
Contingent consideration	$2.6	$—	$—	$2.6
Deferred compensation plans	6.0	—	6.0	—
Other noncurrent liabilities
Contingent consideration	1.7	—	—	1.7
Deferred compensation plans	11.4	—	11.4	—
Total recurring liability fair value measurements	$21.7	$—	$17.4	$4.3

	June 30, 2020				Nine months ended March 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total Losses
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$115.2	$115.2	$—	$—
Accrued expenses
Contingent consideration	$1.3	$—	$—	$1.3
Deferred compensation plans	3.4	—	3.4	—
Other noncurrent liabilities
Contingent consideration	3.6	—	—	3.6
Deferred compensation plans	13.5	—	13.5	—
Total recurring liability fair value measurements	$21.8	$—	$16.9	$4.9
Nonrecurring fair value measurements
Net property, plant, and equipment [1]	$16.7	$—	$—	$16.7	$(23.4)
Operating lease assets [2]	46.3	—	—	46.3	(64.5)
Intangible assets, net [3]	77.9	—	—	77.9	(48.7)
Goodwill [4]	1,602.5	—	—	1,602.5	(252.7)
Total nonrecurring fair value measurements	$1,743.4	$—	$—	$1,743.4	$(389.3)

1
Represents leasehold improvements and furniture and fixtures with a carrying value of $40.1 million partially impaired with its associated operating lease asset at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss). For further discussion, see below.

2
Represents an operating lease asset with a carrying value of $110.8 million partially impaired at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss). For further discussion, see below.

3
Represents a local media FCC license partially impaired at March 31, 2020, and five national media trademarks. One trademark was fully impaired at September 30, 2019, and four additional were partially impaired at March 31, 2020. The assets had a carrying value of $126.6 million prior to the impairment. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss). For further details, refer to Note 4.

4
Represents national media goodwill with a carrying value of $1,855.2 million partially impaired at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss). For further details, refer to Note 4.

The fair value of deferred compensation plans is derived from quotes of similar investments observable in the market, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on estimates of future performance benchmarks established in the associated acquisition agreements and the amortization of the present value discount. These estimates are based on inputs not observable in the market and thus represent Level 3 measurements. Estimates utilize a weighted average discount rate of 3.50 percent, weighted by relative fair value.

The operating lease assets and net property, plant, and equipment are assets associated with the same leased space. These assets are measured on a nonrecurring basis, and the fair value was determined based on significant inputs not observable in the market, and thus represents a Level 3 measurement. As discussed in Note 3, the Company completed the sale of certain businesses acquired in connection with the Time acquisition. As a result of the dispositions and cost-reduction initiatives, the Company has two floors of vacant leased space at its location in New York City. The vacant space is presently held with the intent to sublease for the remainder of the lease term. The Company recognized an impairment charge of $87.9 million during the third quarter of fiscal 2020 related to the vacant space. Fair value was estimated using an income approach based on management’s forecast of future cash flows expected to be derived from the property based on current sublease market rent, which was negatively impacted by the effects of the COVID-19 pandemic. The charge was allocated on a pro-rata basis, with $64.5 million to operating lease assets and $23.4 million to leasehold improvements and furniture and fixtures, and was recorded in the national media segment. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

The fair values of the trademarks, FCC licenses, and goodwill were measured on a nonrecurring basis and were determined based on significant inputs not observable in the market and thus represent Level 3 measurements. Key assumptions used to determine the fair value included discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used was based on several factors, including market interest rates and a weighted average cost of capital analysis based on the target capital structure, and included adjustments for market risk and Company-specific risk. Estimated cash flows were based on internally developed estimates and the revenue growth rates were based on industry knowledge and historical performance. For the intangible assets, the unobservable significant inputs included a discount rate of 11.00 percent, a royalty rate of 1.61 percent, and a terminal revenue growth rate of 1.48 percent, all weighted by relative fair values. For further discussion of the impairment of these assets, refer to Note 4. The impairment charges were recorded in the impairment of goodwill and other long-lived assets line on the Condensed Consolidated Statements of Earnings (Loss).

The following table represents changes in the fair value of liabilities subject to Level 3 measurement during the nine months ended March 31, 2021 and 2020.

Nine months ended March 31,	2021	2020
(In millions)
Contingent consideration
Balance at beginning of period	$4.9	$0.8
Additions due to acquisitions	—	4.1
Payments	(1.0)	—
Fair value adjustment of contingent consideration	0.4	0.3
Balance at end of period	$4.3	$5.2

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

Three months ended March 31, 2021	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$102.4	$4.6	$—	$107.0
Magazine	96.9	—	—	96.9
Non-political spot	—	74.5	—	74.5
Political spot	—	4.3	—	4.3
Third party sales	6.6	15.2	(0.9)	20.9
Total advertising related	205.9	98.6	(0.9)	303.6
Consumer related
Subscription	136.4	—	—	136.4
Retransmission	—	97.8	—	97.8
Newsstand	36.2	—	—	36.2
Licensing	32.4	—	—	32.4
Affinity marketing	15.3	—	—	15.3
Digital and other consumer driven	21.2	0.1	—	21.3
Total consumer related	241.5	97.9	—	339.4
Other
Projects based	14.7	—	—	14.7
Other	2.8	4.0	—	6.8
Total other	17.5	4.0	—	21.5
Total revenues	$464.9	$200.5	$(0.9)	$664.5

Three months ended March 31, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$84.6	$4.4	$—	$89.0
Magazine	136.3	—	—	136.3
Non-political spot	—	70.8	—	70.8
Political spot	—	10.5	—	10.5
Third party sales	11.9	14.0	(0.4)	25.5
Total advertising related	232.8	99.7	(0.4)	332.1
Consumer related
Subscription	150.7	—	—	150.7
Retransmission	—	92.2	—	92.2
Newsstand	45.4	—	—	45.4
Licensing	25.3	—	—	25.3
Affinity marketing	16.3	—	—	16.3
Digital and other consumer driven	15.7	—	—	15.7
Total consumer related	253.4	92.2	—	345.6
Other
Projects based	15.4	—	—	15.4
Other	5.3	3.3	—	8.6
Total other	20.7	3.3	—	24.0
Total revenues	$506.9	$195.2	$(0.4)	$701.7

Nine months ended March 31, 2021	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$368.7	$13.8	$—	$382.5
Magazine	325.8	—	—	325.8
Non-political spot	—	206.6	—	206.6
Political spot	—	173.7	—	173.7
Third party sales	34.4	68.2	(4.0)	98.6
Total advertising related	728.9	462.3	(4.0)	1,187.2
Consumer related
Subscription	414.6	—	—	414.6
Retransmission	—	281.1	—	281.1
Newsstand	111.6	—	—	111.6
Licensing	91.0	—	—	91.0
Affinity marketing	48.2	—	—	48.2
Digital and other consumer driven	69.0	0.6	—	69.6
Total consumer related	734.4	281.7	—	1,016.1
Other
Projects based	35.7	—	—	35.7
Other	9.6	10.9	—	20.5
Total other	45.3	10.9	—	56.2
Total revenues	$1,508.6	$754.9	$(4.0)	$2,259.5

Nine months ended March 31, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$308.4	$13.5	$—	$321.9
Magazine	446.1	—	—	446.1
Non-political spot	—	237.1	—	237.1
Political spot	—	17.5	—	17.5
Third party sales	51.3	66.7	(1.6)	116.4
Total advertising related	805.8	334.8	(1.6)	1,139.0
Consumer related
Subscription	461.0	—	—	461.0
Retransmission	—	256.9	—	256.9
Newsstand	125.7	—	—	125.7
Licensing	69.7	—	—	69.7
Affinity marketing	50.2	—	—	50.2
Digital and other consumer driven	54.1	—	—	54.1
Total consumer related	760.7	256.9	—	1,017.6
Other
Projects based	44.9	—	—	44.9
Other	25.6	10.3	—	35.9
Total other	70.5	10.3	—	80.8
Total revenues	$1,637.0	$602.0	$(1.6)	$2,237.4

Contract Balances

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer, and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contracts, the Company does not have any significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $376.2 million at March 31, 2021, and $403.2 million at June 30, 2020, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $223.7 million and $267.5 million at March 31, 2021 and June 30, 2020, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Revenue of $337.8 million and $401.9 million recognized in the nine-month periods ended March 31, 2021 and 2020, respectively, was in contract liabilities at the beginning of the periods.

11. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith’s pension and postretirement benefit plans:

	Three Months		Nine Months
Periods ended March 31,	2021	2020	2021	2020
(In millions)
Domestic Pension Benefits
Service cost	$2.4	$2.4	$7.0	$7.4
Interest cost	0.8	1.2	2.4	3.9
Expected return on plan assets	(1.9)	(2.4)	(5.8)	(7.2)
Prior service cost amortization	0.1	0.1	0.3	0.4
Actuarial loss amortization	0.6	0.5	2.0	1.7
Settlement charge	—	3.5	1.8	12.3
Net periodic benefit costs	$2.0	$5.3	$7.7	$18.5

International Pension Benefits
Interest cost	$2.3	$3.6	$6.9	$10.9
Expected return on plan assets	(3.9)	(4.6)	(11.6)	(13.9)
Prior service cost amortization	—	—	0.1	0.1
Settlement charge	—	0.6	—	0.6
Net periodic benefit credit	$(1.6)	$(0.4)	$(4.6)	$(2.3)

Postretirement Benefits
Interest cost	$0.1	$0.1	$0.2	$0.2
Actuarial gain amortization	(0.1)	(0.1)	(0.2)	(0.4)
Net periodic benefit credit	$—	$—	$—	$(0.2)

The domestic pension settlement charges of $1.8 million recorded in the second quarter of fiscal 2021 and $8.8 million recorded in the second quarter of fiscal 2020 were triggered by lump-sum payments made as a result of executive retirements. The domestic pension settlement charges of $3.5 million recorded in the third quarter of fiscal 2020 were triggered partially by lump-sum payments made as a result of an executive’s resignation in the prior fiscal year and by cash distributions paid by the pension plan during fiscal 2020 exceeding a prescribed threshold. This required that a portion of pension losses within accumulated other comprehensive loss be realized in the period that the related pension liabilities were settled. The international settlement charge recorded in the third quarter of fiscal 2020 was related to the final settlement of the Company’s German plan.

The components of net periodic benefit costs (credit), other than the service cost component, are included in the non-operating income (expense), net line on the accompanying Condensed Consolidated Statements of Earnings (Loss).

The amortization of amounts related to unrecognized prior service costs/credit and net actuarial gain/loss was reclassified out of other comprehensive income (loss) as components of net periodic benefit costs (credit).

12. Earnings (Loss) Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

	Three Months		Nine Months
Periods ended March 31,	2021	2020	2021	2020
(In millions except per share data)
Net earnings (loss)	$79.1	$(284.4)	$269.9	$(240.5)
Participating warrants dividend	—	(0.9)	—	(2.8)
Series A preferred stock dividend	—	(14.0)	—	(42.5)
Accretion of Series A preferred stock	—	(4.6)	—	(13.6)
Other securities dividends	—	(0.2)	—	(0.6)
Undistributed earnings allocated to participating securities	(4.1)	—	(13.6)	—
Earnings (loss) attributable to common shareholders	$75.0	$(304.1)	$256.3	$(300.0)

Basic weighted average common shares outstanding	46.3	45.7	46.2	45.7
Basic earnings (loss) per common share	$1.62	$(6.65)	$5.55	$(6.57)

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

	Three Months		Nine Months
Periods ended March 31,	2021	2020	2021	2020
(In millions except per share data)
Basic weighted-average common shares outstanding	46.3	45.7	46.2	45.7
Dilutive effect of stock options and equivalents	0.4	—	0.1	—
Diluted weighted-average shares outstanding	46.7	45.7	46.3	45.7

Basic earnings (loss) attributable to common shareholders	$75.0	$(304.1)	$256.3	$(300.0)
Dilutive security dividends	—	—	—	—
Diluted earnings (loss) attributable to common shareholders	$75.0	$(304.1)	$256.3	$(300.0)
Diluted earnings (loss) per common share	1.61	(6.65)	5.53	(6.57)

For the three months ended March 31, 2021, 1.6 million warrants and 0.5 million shares of restricted stock were excluded from the computation of diluted earnings per common share. For the nine months ended March 31, 2021, 1.5 million warrants and 0.2 million shares of restricted stock were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming more than the basic earnings per share). Therefore, these securities were not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the three and nine months ended March 31, 2021.

For the three months ended March 31, 2020, 1.6 million warrants, 0.7 million convertible preferred shares, and a minimal amount of options and restricted stock shares were excluded from the computation of diluted loss per common share. For the nine months ended March 31, 2020, 1.6 million warrants, 0.7 million convertible preferred shares, 0.1 million options and a minimal amount of restricted stock shares were excluded from the computation of diluted loss per common share. These securities have an antidilutive effect on the loss per common share calculation (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these securities were not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for the three and nine months ended March 31, 2020.

For the three months ended March 31, 2021 and 2020, antidilutive options excluded from the above calculations totaled 3.7 million (with a weighted average exercise price per share of $53.89) and 3.8 million (with a weighted average exercise price per share of $54.14), respectively. For the nine months ended March 31, 2021 and 2020, antidilutive options excluded from the above calculations totaled 3.7 million (with a weighted average exercise price per share of $54.29) and 3.7 million (with a weighted average exercise price per share of $55.57), respectively.

In the nine months ended March 31, 2021 and 2020, a minimal amount of options were exercised to purchase common shares.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2021	2020	2021	2020
(In millions)
Revenues
National media	$464.9	$506.9	$1,508.6	$1,637.0
Local media	200.5	195.2	754.9	602.0
Total revenues, gross	665.4	702.1	2,263.5	2,239.0
Intersegment revenue elimination	(0.9)	(0.4)	(4.0)	(1.6)
Total revenues	$664.5	$701.7	$2,259.5	$2,237.4

Segment profit (loss)
National media	$134.8	$(303.1)	$280.6	$(174.5)
Local media	50.8	24.4	266.3	117.6
Unallocated corporate	(25.8)	(15.3)	(60.6)	(60.3)
Income (loss) from operations	159.8	(294.0)	486.3	(117.2)
Non-operating income (expense), net	2.1	(2.4)	7.9	(1.0)
Interest expense, net	(54.1)	(36.6)	(140.7)	(112.4)
Earnings (loss) from continuing operations before income taxes	$107.8	$(333.0)	$353.5	$(230.6)

Depreciation and amortization
National media	$27.7	$42.2	$108.3	$137.4
Local media	7.5	9.8	24.8	29.3
Unallocated corporate	0.4	1.5	1.3	3.9
Total depreciation and amortization	$35.6	$53.5	$134.4	$170.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Meredith Corporation’s financial condition and results of operations should be read together with Meredith’s condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). When used herein, the terms Meredith, the Company, we, us, and our refer to Meredith Corporation, including its consolidated subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the headings “Forward Looking Statements” and under the “Risk Factors” heading in our Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2020. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy.

EXECUTIVE OVERVIEW

Meredith has been a leading media company for nearly 120 years. Meredith produces service journalism that engages audiences with essential, inspiring, and trusted content reaching consumers where they are across multiple platforms including digital, video, print, and broadcast television.

Meredith operates two business segments. The national media segment reaches nearly 95 percent of all United States (U.S.) women and nearly 190 million unduplicated American consumers every month through such iconic brands as People, Better Homes & Gardens, Allrecipes, Southern Living, and Real Simple. Meredith’s premium digital network reaches more than 150 million consumers each month. The Company is the No. 1 U.S. magazine operator with 35 million subscribers and the No. 2 global licensor with robust brand licensing activities that include a Better Homes & Gardens partnership with Walmart Inc.

Meredith’s local media segment includes 17 television stations reaching 11 percent of U.S. households and more than 30 million viewers. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in the Top 50 markets.

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a national and local basis. The national media segment accounted for 67 percent of the Company’s $2.3 billion in revenues in the first nine months of fiscal 2021, while the local media segment contributed 33 percent.

NATIONAL MEDIA

Advertising related revenues represented 48 percent of national media’s fiscal 2021 first nine months’ revenues. These revenues were generated from the sale of advertising space in our magazines and digital properties to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 49 percent of national media’s first nine months’ revenues. Consumer related revenues include all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single-copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other ecommerce sales, product sales, and related activities. The remaining 3 percent of national media’s revenues came from a variety of activities, which included the sale of customer relationship marketing products and services as well as television and streaming services content production and other related activities. National media’s major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—61 percent in the first nine months of fiscal 2021—from the sale of advertising, both over the air and on our stations’ digital and mobile media properties as well as selling advertising space on third-party platforms. Television retransmission fees accounted for 37 percent of local media’s first nine months’ revenues. The remainder comes from other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media’s major expense categories are employee compensation costs and programming fees paid to the networks.

COVID-19 UPDATE

In the third quarter of fiscal 2021, COVID-19 continued to negatively impact our results, particularly advertising related revenues in our national media segment. For the first nine months of fiscal 2021, the COVID-19 pandemic impacted our business results, particularly in our magazine advertising and non-political spot revenue streams. We are seeing continued strong consumer engagement with our brands in both the national and local media segments and across platforms. We are also seeing performance improvement from our brands that focus on home and lifestyle. As the effects of public health measures such as travel restrictions and previously mandated business closures continue to impact consumers and the overall economy, we have seen negative performance trends continue within our brands focused on travel and luxury. While the COVID-19 pandemic continues to depress levels of magazine advertising, we have seen improvement in digital advertising. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease of revenues of approximately $30.0 million to $40.0 million in the third quarter and approximately $100.0 million to $140.0 million in the first nine months of fiscal 2021.

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

We continue to monitor the ongoing and evolving situation. There may be developments outside our control requiring us to adjust our operating plan. As such, the remainder of fiscal 2021 will continue to be a time of uncertainty. While earnings increased in the third quarter and first nine months of fiscal 2021 as compared to the prior-year periods, there remains the risk that COVID-19 could have material adverse impacts on our future revenue growth as well as our overall profitability. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional discussion of the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1- Risk Factors in our most recent Form 10-K and information presented in this Item 2.

FIRST NINE MONTHS FISCAL 2021 FINANCIAL OVERVIEW

•During the first nine months of fiscal 2021, the Company made debt principal payments totaling $253.1 million including redeeming, in the third quarter of fiscal 2021, $250.0 million of its senior unsecured notes. These notes bear the highest interest rate in the Company’s debt portfolio.

•Local media revenues increased 25 percent compared to the prior-year period primarily due to increased political spot revenues and digital political advertising revenues included in third party sales. These increases were partially offset by decreases in non-political spot advertising revenues due primarily to political crowd-out and the impact of COVID-19. Operating profit more than doubled primarily due to the additional high-margin political advertising revenues as a result of the cyclical nature of political advertising.

•During the third quarter of fiscal 2021, the Company sold the Travel + Leisure trademark and other related assets, including the Travel + Leisure travel clubs (collectively the Travel + Leisure Brand), and recognized a gain on the sale of $97.6 million.

•National media revenues decreased 8 percent compared to the prior-year period primarily due to declines in magazine advertising and subscription revenues resulting from portfolio changes and the impact of COVID-19. These declines were partially offset by increases in digital advertising, licensing, and digital and other consumer driven revenues. Digital advertising revenues surpassed magazine advertising revenues for the second consecutive quarter. Operating profit was $280.6 million in the first nine months of fiscal 2021, which included the $97.6 million gain on the sale of the Travel + Leisure Brand. Due primarily to non-cash impairment charges of $367.0 million, the national media segment ended the first nine months of fiscal 2020 with an operating loss of $174.5 million.

•As discussed above, COVID-19 continues to negatively impact our results, particularly magazine advertising revenues in our national media segment. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease in revenues of approximately $100.0 million to $140.0 million in the first nine months of fiscal 2021.

•Unallocated corporate expenses increased slightly primarily due to an increase in incentive-based compensation expenses partially offset by lower employee benefit and compensation costs.

•The Company reported net earnings from continuing operations of $269.9 million in the first nine months of fiscal 2021, which included the $97.6 million ($72.7 million after-tax) gain on the sale of the Travel + Leisure Brand. This compared to a net loss from continuing operations of $215.2 for the first nine months of fiscal 2020 reflecting the non-cash impairment charges taken in fiscal 2020 of $389.3 million ($327.6 million after-tax). Absent the gain on the sale of the Travel + Leisure Brand and the impairment charges, the Company would have had net earnings from continuing operations of $197.2 million for fiscal 2021 and $112.4 million for fiscal 2020. The increase in net earnings from continuing operations reflects the increased political and digital advertising.

RESULTS OF OPERATIONS

Three months ended March 31,	2021	2020	Change
(In millions except per share data)
Total revenues	$664.5	$701.7	(5)%
Operating expenses
Cost and expenses	504.7	611.6	(17)%
Impairment of goodwill and other long-lived assets	—	384.1	(100)%
Total operating expenses	504.7	995.7	(49)%
Income (loss) from operations	$159.8	$(294.0)	n/m
Earnings (loss) from continuing operations	$79.1	$(289.4)	n/m
Net earnings (loss)	79.1	(284.4)	n/m
Diluted earnings (loss) per common share from continuing operations	1.61	(6.76)	n/m
Diluted earnings (loss) per common share	1.61	(6.65)	n/m
n/m - Not meaningful

Nine months ended March 31,	2021	2020	Change
(In millions except per share data)
Total revenues	$2,259.5	$2,237.4	1%
Operating expenses
Cost and expenses	1,773.2	1,965.3	(10)%
Impairment of goodwill and other long-lived assets	—	389.3	(100)%
Total operating expenses	1,773.2	2,354.6	(25)%
Income (loss) from operations	$486.3	$(117.2)	n/m
Earnings (loss) from continuing operations	$269.9	$(215.2)	n/m
Net earnings (loss)	269.9	(240.5)	n/m
Diluted earnings (loss) per common share from continuing operations	5.53	(6.01)	n/m
Diluted earnings (loss) per common share	5.53	(6.57)	n/m
n/m - Not meaningful

OVERVIEW

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2021, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2020.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2021	2020	Change
(In millions)
Advertising related
Digital	$102.4	$84.6	21%
Magazine	96.9	136.3	(29)%
Third party sales	6.6	11.9	(45)%
Total advertising related	205.9	232.8	(12)%
Consumer related
Subscription	136.4	150.7	(9)%
Newsstand	36.2	45.4	(20)%
Licensing	32.4	25.3	28%
Affinity marketing	15.3	16.3	(6)%
Digital and other consumer driven	21.2	15.7	35%
Total consumer related	241.5	253.4	(5)%
Other
Project based	14.7	15.4	(5)%
Other	2.8	5.3	(47)%
Total other	17.5	20.7	(15)%
Total revenues	464.9	506.9	(8)%
Operating expenses
Costs and expenses	330.1	448.2	(26)%
Impairment of goodwill and other long-lived assets	—	361.8	(100)%
Total operating expenses	330.1	810.0	(59)%
Operating profit (loss)	$134.8	$(303.1)	n/m
Operating profit (loss) margin	29.0%	(59.8)%
n/m - Not meaningful

Nine months ended March 31,	2021	2020	Change
(In millions)
Advertising related
Digital	$368.7	$308.4	20%
Magazine	325.8	446.1	(27)%
Third party sales	34.4	51.3	(33)%
Total advertising related	728.9	805.8	(10)%
Consumer related
Subscription	414.6	461.0	(10)%
Newsstand	111.6	125.7	(11)%
Licensing	91.0	69.7	31%
Affinity marketing	48.2	50.2	(4)%
Digital and other consumer driven	69.0	54.1	28%
Total consumer related	734.4	760.7	(3)%
Other
Project based	35.7	44.9	(20)%
Other	9.6	25.6	(63)%
Total other	45.3	70.5	(36)%
Total revenues	1,508.6	1,637.0	(8)%
Operating expenses
Costs and expenses	1,228.0	1,444.5	(15)%
Impairment of goodwill and other long-lived assets	—	367.0	(100)%
Total operating expenses	1,228.0	1,811.5	(32)%
Operating profit (loss)	$280.6	$(174.5)	n/m
Operating profit (loss) margin	18.6%	(10.7)%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue decreased 12 percent in the third quarter and 10 percent in the first nine months of fiscal 2021.

Digital advertising revenue increased 21 percent in the third quarter and 20 percent in the first nine months of fiscal 2021. Meredith’s Data Studio, which launched in the first quarter of fiscal 2021, offers advertising solutions that harness the Company’s proprietary first-party data and predictive insights to help inform its clients’ marketing, product, and business strategies, providing the opportunity to create multi-year integrated partnerships with our top clients. This has driven positive digital advertising results across our brands. In the third quarter and first nine months of fiscal 2021, sessions increased almost 20 percent and approximately 60 percent of digital advertising was from direct sales while approximately 40 percent was open programmatic digital advertising. People.com delivered the strongest year-over-year traffic growth as it continued to benefit from strong interest in celebrity and entertainment-related information. We also delivered continued growth at Allrecipes, along with our home sites including Southern Living and Martha Stewart.

We believe certain trends resulting from the impact of COVID-19, such as increased cooking at home, redecorating, and home remodeling, appear to be positively impacting web traffic, and the Company is seeing positive trends on many of our sites, including Allrecipes.com and People.com. Growth in open programmatic advertising has been driven by the combination of advertisers coming back into the market and increased sessions. In addition, the Company saw a recovery in cost per thousand or CPM’s, which had been suppressed during the early stages of the pandemic. While digital traffic to our sites has historically been strongest in our second quarter, the Company continued to see increased consumer demand in the third quarter of fiscal 2021.

In the prior year, Meredith made changes to its portfolio of brands and titles intended to enhance the consumer experience, provide more effective and efficient platforms for advertisers, and increase the profitability of the portfolio. These changes included closing Family Circle magazine and transitioning Traditional Home and Rachael Ray Every Day to premium newsstand titles. While these portfolio changes did not impact comparability in the third quarter of fiscal 2021, they did result in declines in combined magazine advertising revenues of $20.7 million in the first nine months of fiscal 2021. Magazine advertising continues to be negatively impacted by COVID-19, with the toiletries and cosmetics and the travel categories being impacted the most. In addition, the food and beverage and prescription drug categories were negatively impacted in the third quarter of fiscal 2021. Most titles experienced declines in advertising pages and related magazine advertising revenues in the third quarter and first nine months of fiscal 2021 as compared to the prior-year periods. The declines as compared to the prior-year periods were due to both the impact of COVID-19 and changing market demands for magazine advertising.

The decrease in third-party sales of 45 percent in the third quarter and 33 percent in the first nine months of fiscal 2021 was primarily due to reductions in cover wrap sales as well as decreases in advertising pages in publications the Company produces on behalf of others. These declines were primarily due to a continued reluctance to handle printed material within doctor’s offices due to COVID-19.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues decreased 5 percent in the third quarter and 3 percent in the first nine months of fiscal 2021. For the first nine months of fiscal 2021, approximately 40 percent of the declines in subscription revenues were due to the portfolio changes noted above. The remaining decreases in subscription revenues for the third quarter and first nine months of fiscal 2021 were due primarily to changes in subscriber source mix. Newsstand revenues decreased in the third quarter of fiscal 2021 as we published fewer titles in the third quarter compared to the prior-year period. Additionally, we had several exceptionally strong selling titles in the prior-year period. For the nine months ended March 31, 2021, newsstand revenues were also adversely impacted by COVID-19. Licensing revenue increased in the third quarter and first nine months of fiscal 2021 primarily due to an increase in royalties from Apple News+ and Walmart Inc. Digital and other consumer driven revenue increased primarily due to increases in ecommerce revenues.

Other revenue decreased 15 percent in the third quarter and 36 percent in the first nine months of fiscal 2021 primarily due to non-repeating project work, declines in revenues from operational support agreements for the previously sold brands, decreases in other custom publishing projects, and the negative impact of COVID-19 on consumer events.

While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues in the fourth quarter of fiscal 2021, the Company expects digital advertising to continue its strong performance while the recovery of other advertising and certain consumer related revenues are expected to continue to lag, such as ratebase titles sold on the newsstand. While many retail establishments have reopened and government restrictions have, in many locations, been removed or lightened, the future impact of the COVID-19 pandemic remains highly uncertain.

Operating Costs and Expenses
In the third quarter of fiscal 2021, national media operating costs and expenses decreased 26 percent primarily due to the gain related to the sale of the Travel + Leisure Brand of $97.6 million, which was recorded as a reduction in expenses, lower amortization expense of $14.2 million, a decrease in paper expense of $4.9 million, a decline in employee compensation costs of $4.6 million, lower occupancy-related costs of $4.6 million, a decrease in production costs of $3.9 million, and a decline in travel and entertainment expenses of $3.6 million partially offset by an increase in incentive-based compensation costs of $9.3 million.

National media operating costs and expenses decreased 15 percent in the first nine months of fiscal 2021 primarily due to an increase in the net gain on brands sold of $88.8 million, a reduction in subscription acquisition costs of $30.2 million, lower amortization expense of $29.1 million, a decrease in non-payroll related editorial costs of $18.3 million, a decline in employee compensation costs of $16.1 million, a decrease in paper expense of $14.8 million, a reduction in distribution costs of $13.4 million, a decline in travel and entertainment expenses of $12.3 million, a decrease in bad debt expense of $9.0 million, a reduction in custom publishing expenses of $7.3 million, and lower occupancy-related costs of $7.2 million. The portfolio changes noted above as well as the impact from COVID-19 contributed to the declines. A portion of the decline in employee compensation costs was due to the temporary reduction in pay that impacted approximately 60 percent of our employees during July and August 2020. These declines were partially offset by an increase in incentive-based compensation costs of $17.8 million, a reduction of $10.7 million in revenues earned Transition Service Agreements (TSAs) related to previously sold brands, which were recorded as credits to operating expenses, and an increase in outside sales commission expense of $7.0 million.

While the Company is not able to estimate the impact of COVID-19 on operating costs and expenses in the fourth quarter of fiscal 2021, the Company expects that to the extent advertising related revenues continue to recover, related direct costs and expenses will also increase.

Impairment of Goodwill and Other Long-lived Assets
In the third quarter of fiscal 2020, the national media segment recorded a non-cash impairment of goodwill of $252.7 million, a non-cash impairment of an operating lease asset and associated leasehold improvements and furniture and fixtures totaling $87.9 million, and a non-cash impairment of trademarks of $21.2 million. In addition, in the first quarter of fiscal 2020, the national media segment recorded a $5.2 million non-cash impairment of a trademark. The magnitude of the impairments of goodwill and other long-lived assets recorded in the third quarter of fiscal 2020 was unfavorably impacted by the volatility of the financial markets and the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic.

Operating Profit (Loss)
National media operating profit was $134.8 million in the third quarter and $280.6 million in the first nine months of fiscal 2021, which included the gain on the sale of the Travel + Leisure Brand. Absent this gain, national media operating profit would have been $37.2 million in the third quarter and $183.0 million in the first nine months of fiscal 2021. For fiscal 2020, national media operations resulted in a $303.1 million loss in the third quarter of fiscal 2020 reflecting the $361.8 million non-cash impairment charges to reduce the carrying value of goodwill and other long-lived assets. Absent the impairment charges, national media operating profit would have been $58.7 million. National media operations resulted in a $174.5 million loss in the first nine months of fiscal 2020 reflecting the $367.0 million non-cash impairment charges to reduce the carrying value of goodwill and other long-lived assets. Absent the impairment charges, national media operating profit would have been $192.5 million.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2021	2020	Change
(In millions)
Advertising related
Non-political spot	$74.5	$70.8	5%
Political spot	4.3	10.5	(59)%
Digital	4.6	4.4	5%
Third party sales	15.2	14.0	9%
Total advertising related	98.6	99.7	(1)%
Consumer related
Retransmission	97.8	92.2	6%
Digital and other consumer driven	0.1	—	n/m
Total consumer related	97.9	92.2	6%
Other	4.0	3.3	21%
Total revenues	200.5	195.2	3%
Operating expenses
Costs and expenses	149.7	148.5	1%
Impairment of long-lived assets	—	22.3	(100)%
Total operating expenses	149.7	170.8	(12)%
Operating profit	$50.8	$24.4	108%
Operating profit margin	25.3%	12.5%
n/m - Not meaningful

Nine months ended March 31,	2021	2020	Change
(In millions)
Advertising related
Non-political spot	$206.6	$237.1	(13)%
Political spot	173.7	17.5	n/m
Digital	13.8	13.5	2%
Third party sales	68.2	66.7	2%
Total advertising related	462.3	334.8	38%
Consumer related
Retransmission	281.1	256.9	9%
Digital and other consumer driven	0.6	—	n/m
Total consumer related	281.7	256.9	10%
Other	10.9	10.3	6%
Total revenues	754.9	602.0	25%
Operating expenses
Costs and expenses	488.6	462.1	6%
Impairment of long-lived assets	—	22.3	(100)%
Total operating expenses	488.6	484.4	1%
Operating profit	$266.3	$117.6	126%
Operating profit margin	35.3%	19.5%
n/m - Not meaningful

Revenues
Local media revenues increased 3 percent in the third quarter and 25 percent in the first nine months of fiscal 2021. Advertising related revenues decreased 1 percent in the third quarter and increased 38 percent in the first nine months of fiscal 2021. Political spot advertising revenues totaled $4.3 million in the third quarter of the current year compared with $10.5 million in the prior-year third quarter and $173.7 million in the first nine months of the current year compared to $17.5 million in the prior year nine-month period. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental.

Non-political spot advertising revenues increased 5 percent in the third quarter. They decreased 13 percent in the first nine months of fiscal 2021. Local non-political spot advertising revenues increased 2 percent in the third quarter. They declined 14 percent in the first nine months of fiscal 2021. National non-political spot advertising revenues increased 12 percent in the third quarter and declined 10 percent in the first nine months of fiscal 2021. The growth in national non-political revenues in the third quarter was fueled in part by the Super Bowl and the return of the NCAA Division I Men’s Basketball Tournament, both of which aired on CBS in the third quarter of fiscal 2021 unlike in the previous year.

While the Company believes that COVID-19 continues to impact non-political spot advertising, quantifying the specific impact becomes more challenging. Declines in non-political spot revenues in the first nine months of fiscal 2021 were caused by both political crowd-out and COVID-19. In the first nine months of fiscal 2021, there were several categories that were negatively impacted by COVID-19 with automotive, restaurants, and furnishings being impacted the most. However, both the professional services category, now our largest category, and home services were flat, showing strong performances in spite of COVID-19 and political crowd out.

Third party sales, which represent revenue generated through selling advertising space on third-party platforms, increased 9 percent in the third quarter and 2 percent in the first nine months of fiscal 2021. The increase in the third quarter is primarily due to growth in digital advertising sold on third party platforms of $3.3 million offset by reductions in third party page inserts primarily related to COVID-19. The increase in the first nine months of fiscal 2021 was primarily due to the increase in digital political advertising of $14.8 million offset by reductions in third party sales primarily related to COVID-19.

Consumer related revenues primarily represent retransmission consent fees from cable, satellite, telecommunications operators, and streaming over-the-top (OTT) services (such as YouTube TV). Consumer related revenues increased primarily due to renegotiated contracts and annual escalators.

As discussed above, COVID-19 negatively impacted our results, particularly non-political spot and non-political third party advertising related revenues, for the nine months ended March 31, 2021. As the pandemic continues, quantifying the specific impact becomes more challenging. While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues in the fourth quarter of fiscal 2021, the Company expects the COVID-19 pandemic to continue to negatively impact non-political spot and third party sales advertising revenues in the fourth quarter of fiscal 2021. For example, continued supply chain disruptions are expected to lower automotive-related advertising spending. While many retail establishments have reopened and government restrictions have, in many locations, been removed or lightened, the future impact of the COVID-19 pandemic remains highly uncertain.

Operating Costs and Expenses
Local media operating costs and expenses increased 1 percent in the third quarter and 6 percent in the first nine months of fiscal 2021. The increase in the third quarter was primarily due to higher programming fees paid to affiliated networks of $5.7 million and an increase in incentive-based compensation expenses of $2.3 million, partially offset by a reduction in depreciation and amortization of $2.3 million and lower bad debt expense of $1.8 million.

The nine-month increase in local media operating costs and expenses was primarily due to higher programming fees paid to affiliated networks of $19.0 million, an increase in outside sales commissions expense of $7.1 million, an increase in severance and related benefit costs of $5.0 million, an increase in incentive-based compensation expenses of $3.8 million, an increase in consulting costs of $3.3 million, and higher third party inventory acquisition costs of $3.1 million. The increases in outside sales commissions, third party inventory acquisition costs, and consulting costs were primarily due to the increase in political advertising revenues. These increases were partially offset by a reduction in depreciation and amortization of $4.5 million, a decline in employee compensation costs of $3.9 million, reductions in travel and entertainment expenses of $3.7 million, and lower bad debt expense of $2.3 million.

While the Company is not able to estimate the impact of the COVID-19 pandemic on operating costs and expenses in the fourth quarter of fiscal 2021, the Company expects that, to the extent advertising related revenues continue to recover, related direct costs and expenses will also increase.

Impairment of Long-Lived Assets
In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $22.3 million to reduce the value of one of the local media segment’s FCC licenses.

Operating Profit
Local media operating profit increased 108 percent in the third quarter primarily due to the lack of an impairment of long-lived assets in the current year period. Local media operating profit grew 126 percent in the first nine months of fiscal 2021 primarily due to increased political advertising revenues.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2021	2020	Change
(In millions)
Three months ended March 31,	$25.8	$15.3	69%
Nine months ended March 31,	60.6	60.3	0%

Unallocated corporate expenses increased 69 percent in the third quarter of fiscal 2021 primarily due to an increase in incentive-based compensation expenses of $7.3 million and an increase in restructuring cost of $4.9 million, partially offset by lower benefit costs of $3.4 million.

Unallocated corporate expenses increased slightly in the first nine months of fiscal 2021 primarily due to an increase in incentive-based compensation expenses of $12.7 million partially offset by lower benefit costs of $5.7 million, a decrease in employee compensation costs of $3.1 million, and a decline in depreciation expense of $2.5 million.

The Company estimates that COVID-19 did not have a significant impact on unallocated corporate operating costs and expenses during the first nine months of fiscal 2021, nor does the Company anticipate that COVID-19 will have a significant impact on unallocated corporate operating costs and expenses in the fourth quarter of fiscal 2021.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended March 31,	2021	2020	Change
(In millions)
Production, distribution, and editorial	$252.2	$257.4	(2)%
Selling, general, and administrative	302.7	294.2	3%
Acquisition, disposition, and restructuring related activities	(85.8)	6.5	n/m
Depreciation and amortization	35.6	53.5	(33)%
Impairment of goodwill and other long-lived assets	—	384.1	(100)%
Operating expenses	$504.7	$995.7	(49)%
n/m - Not meaningful

Nine months ended March 31,	2021	2020	Change
(In millions)
Production, distribution, and editorial	$759.8	$811.2	(6)%
Selling, general, and administrative	946.5	963.4	(2)%
Acquisition, disposition, and restructuring related activities	(67.5)	20.1	n/m
Depreciation and amortization	134.4	170.6	(21)%
Impairment of goodwill and other long-lived assets	—	389.3	(100)%
Operating expenses	$1,773.2	$2,354.6	(25)%
n/m - Not meaningful

Fiscal 2021 production, distribution, and editorial costs decreased 2 percent in the third quarter and 6 percent in the first nine months of fiscal 2021. The third quarter decrease was primarily due to a decline in paper expense of $4.9 million, lower production costs of $3.9 million, a reduction in distribution costs of $1.9 million, and a decline in non-payroll related editorial costs of $1.7 million, partially offset by an increase in programming fees paid to affiliated networks of $5.7 million, and higher custom publishing expenses of $3.4 million. The decrease in the nine-month period was primarily due a decline in non-payroll related editorial costs of $18.3 million, a reduction in paper expense of $14.8 million, lower distribution costs of $13.4 million, a decrease in employee compensation costs of $8.1 million, a reduction in custom publishing expenses of $7.3 million, and lower travel and entertainment expenses of $3.7 million partially offset by an increase in programming fees paid to affiliated networks of $19.0 million.

Selling, general, and administrative expenses increased 3 percent in the third quarter primarily due to an increase in incentive-based compensation costs of $18.8 million and an increase in outside sales commission expense of $3.2 million partially offset by a decrease in employee compensation costs of $5.8 million, lower occupancy-related costs of $5.0 million, and a decline in travel and entertainment expenses of $3.8 million. For the first nine months of fiscal 2021, selling, general, and administrative expenses decreased 2 percent primarily due to lower subscription acquisition costs of $30.2 million, a decrease in employee compensation costs of $14.9 million, a decline in travel and entertainment expenses of $13.5 million, a decrease in occupancy-related costs of $11.7 million, and a decline in bad debt expense of $11.3 million. These declines were partially offset by higher incentive-based compensation costs of $34.4 million, an increase in outside sales commission expense of $14.1 million, a reduction of $10.7 million in revenues earned under TSAs, which were recorded as a credit to selling, general, and administrative expenses, and an increase in consulting services expenses of $4.5 million.

Fiscal 2021 third quarter acquisition, disposition, and restructuring related activities primarily represented a $97.6 million gain on the sale of the Travel and Leisure Brand and $8.1 million in professional service fees. Acquisition, disposition, and restructuring related activities for the first nine months of fiscal 2021 were primarily made up of a gain on the sale of the Travel and Leisure Brand of $97.6 million, severance and related benefit costs of $14.3 million, integration and exit costs of $9.9 million, and professional service fees of $8.1 million. Approximately two-thirds of fiscal 2020 third quarter acquisition, disposition, and restructuring related activities expenses represented integration and exit costs while one-third represented severance and related benefit costs. The first nine months of fiscal 2020 acquisition, disposition, and restructuring related activities primarily represented integration and exit costs of $16.8 million and severance and related benefit costs of $12.0 million partially offset by the gain on the sale of business assets of $8.8 million.

Depreciation and amortization expense decreased 33 percent in the third quarter and 21 percent in the first nine months of fiscal 2021 primarily due to a reduction in customer relationships amortization expense in our national media segment due to such intangible assets becoming fully amortized during the prior fiscal year.

The Company recorded a non-cash impairment charge of $252.7 million in the third quarter of fiscal 2020 to reduce the carrying value of the national media segment’s goodwill. In addition, in the third quarter of fiscal 2020, the Company recorded non-cash impairment charges of $22.3 million to reduce the value of one of the local media segment’s FCC licenses and $21.2 million to reduce the value of the national media segment’s trademarks. During the third quarter of fiscal 2020, the Company also recognized an impairment charge of $87.9 million in the national media segment related to vacant leased space at its location in New York City. The magnitude of the impairments of goodwill and other long-lived assets recorded in the third quarter of fiscal 2020 were unfavorably impacted by the volatility of the financial markets and the uncertainty surrounding the long-term economic effects of the COVID-19 pandemic. The Company also recorded a non-cash impairment charge of $5.2 million in the first quarter of fiscal 2020 to reduce the value of one of the national media segment’s trademarks.

Income (Loss) from Operations
Third quarter fiscal 2021 income from operations was $159.8 million, which included $97.6 million related to the gain on the sale of the Travel + Leisure Brand. Absent this gain, third quarter fiscal 2021 income from operations would have been $62.2 million. The third quarter of fiscal 2020 loss from operations was $294.0 million, reflecting the non-cash impairment charges of $384.1 million. Absent these impairment charges, third quarter of fiscal 2020 income from operations would have been $90.1 million. In the third quarter of fiscal 2021, the Company continued to be affected by the adverse impact of COVID-19, particularly on our national media business. Income from operations increased to $486.3 million in the first nine months of fiscal 2021, of which $97.6 million related to the gain on the sale of the Travel + Leisure Brand. Absent this gain, first nine months of fiscal 2021 income from operations would have been $388.7 million. The first nine months of fiscal 2020 loss from operations was $117.2 million, reflecting the non-cash impairment charges of $389.3 million. Absent these impairment charges, first nine months of fiscal 2020 income from operations would have been $272.1 million. The increase in income from operations in the first nine months of fiscal 2021 was primarily due to higher operating profit in our local media operations primarily as a result of the increased political advertising revenues partially offset by the adverse impact of COVID-19 on our national media business, a reduction in non-political spot revenues due primarily to political crowd-out, and an increase in incentive-based compensation expenses.

Non-operating Income (Expense), net
Third quarter fiscal 2021 non-operating income, net consisted of a pension and other postretirement plans benefit credit of $2.1 million. The third quarter of fiscal 2020 non-operating expense, net related primarily to a pension settlement charge of $4.1 million partially offset by a pension and other postretirement plans benefit credit of $1.6 million. For the first nine months of fiscal 2021, non-operating income, net related primarily to a pension and other postretirement plans benefit credit of $6.1 million and the gain on the sale of an investment of $3.6 million partially offset by a pension settlement charge of $1.8 million. For the first nine months of fiscal 2020, non-operating expense, net related primarily to a pension settlement charge of $12.9 million offset by an $8.0 million credit for the release of a lease guarantee and a pension and other postretirement plans benefit credit of $4.3 million.

Interest Expense, net
Net interest expense increased to $54.1 million in the fiscal 2021 third quarter compared with $36.6 million in the prior-year third quarter. For the nine months ended March 31, 2021, net interest expense was $140.7 million versus $112.4 million in the first nine months of fiscal 2020. As a result of debt prepayments, an extinguishment loss of $11.9 million was recognized in the third quarter of fiscal 2021. Average long-term debt outstanding was $3.0 billion in the third quarter of fiscal 2021 and nine-month periods compared with $2.4 billion in the prior-year third quarter and nine-month periods. The Company’s approximate weighted average interest rate was 5.8 percent in the first nine months of fiscal 2021 compared to 6.3 percent for the first nine months of fiscal 2020. For the three and nine months ended March 31, 2020, $0.1 million and $2.1 million, respectively, of interest expense was allocated to discontinued operations and was included in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

Income Taxes
For the third quarter and first nine months of fiscal 2021, Meredith recorded tax expense of $28.7 million and $83.6 million, respectively. This compares to tax benefits recorded by the Company of $43.6 million and $15.4 million for the third quarter and first nine months of fiscal 2020, respectively.

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

The tax benefit in the third quarter and first nine months of fiscal 2020 was primarily due to the tax effect of the impairment charge for national media goodwill. In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Common Share from Continuing Operations
Earnings from continuing operations were $79.1 million ($1.61 per diluted common share) for the quarter ended March 31, 2021, compared to a loss from continuing operations of $289.4 million ($6.76 per diluted common share) in the prior-year third quarter. For the nine months ended March 31, 2021, earnings from continuing operations were $269.9 million ($5.53 per diluted common share), compared to a loss from continuing operations in the prior-year nine months of $215.2 million ($6.01 per diluted common share). The fiscal 2021 earnings included the gain on the sale of the Travel + Leisure Brand of $97.6 million ($72.7 million after-tax) recorded in the third quarter of fiscal 2021. Absent this gain, third quarter fiscal 2021 earnings from continuing operations would have been $6.4 million and first nine months fiscal 2021 earnings from continuing operations would have been $197.2 million. The fiscal 2020 losses reflect the non-cash impairment charges of $384.1 million ($323.7 million after tax) recorded in the third quarter and $389.3 million ($327.6 million after tax) recorded in the first nine months of fiscal 2020. Absent these impairment charges, third quarter of fiscal 2020 earnings from continuing operations would have been $34.3 million and first nine months of fiscal 2020 earnings from continuing operations would have been $112.4 million. In the third quarter of fiscal 2021, the Company continued to be affected by the adverse impact of COVID-19 particularly on our national media business. The increase in earnings from continuing operations for the nine-month period was primarily due to the increase in political advertising revenues partially offset by the adverse impact of COVID-19 on our business.

Gain (loss) from discontinued operations, net of income taxes
Gain (loss) from discontinued operations, net of income taxes represents the results of operations, net of income taxes, of the properties that were held-for-sale during the nine months ended March 31, 2020. The revenues and expenses of Sports Illustrated and Viant, which were sold in the second quarter of fiscal 2020 as well as the revenue and expenses of FanSided, and the Company’s investment in Xumo, which were sold in the third quarter of fiscal 2020, were included in the gain (loss) from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss) for the periods prior to their sales.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated

Statements of Earnings (Loss) titled gain (loss) from discontinued operations, net of income taxes, for the three and nine months ended March 31, 2020, as follows:

Periods ended March 31, 2020	Three Months	Nine Months
(In millions except per share data)
Revenues	$1.3	$112.1
Costs and expenses	(1.0)	(108.6)
Impairment of goodwill	—	(16.0)
Interest expense	(0.1)	(2.1)
Gain on disposal	9.3	12.3
Earnings (loss) before income taxes	9.5	(2.3)
Income tax expense	(4.5)	(23.0)
Gain (loss) from discontinued operations, net of income taxes	$5.0	$(25.3)
Gain (loss) per share from discontinued operations
Basic	$0.11	$(0.56)
Diluted	0.11	(0.56)

Net Earnings (Loss) and Earnings (Loss) per Common Share
Net earnings were $79.1 million ($1.61 per diluted common share) for the quarter ended March 31, 2021, compared to a net loss of $284.4 million ($6.65 per diluted common share) in the prior-year third quarter. For the nine months ended March 31, 2021, net earnings were $269.9 million ($5.53 per diluted common share) compared to a prior-year nine-month net loss of $240.5 million ($6.57 per diluted common share). Fiscal 2021 net earnings included the gain on the sale of the Travel + Leisure Brand of $97.6 million ($72.7 million after-tax) recorded in the third quarter of fiscal 2021. Absent this gain, third quarter fiscal 2021 net earnings would have been $6.4 million and first nine months fiscal 2021 net earnings would have been $197.2 million. The prior year losses reflect the non-cash impairment charges of $384.1 million ($323.7 million after tax) recorded in the third quarter and $389.3 million ($327.6 million after tax) recorded in the first nine months of fiscal 2020. Absent these impairment charges, third quarter fiscal 2020 net earnings would have been $39.3 million and the first nine months of fiscal 2020 net earnings would have been $87.1 million. The decrease in net earnings in the third quarter was primarily due to the adverse impact of COVID-19 particularly on our national media business. The increases in net earnings for the nine-month period was primarily due to the increase in political advertising revenues partially offset by the adverse impact of COVID-19 on our business. Both basic average common shares outstanding and diluted average common shares outstanding increased slightly in the periods.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2021	2020	Change
(In millions)
Net earnings (loss)	$269.9	$(240.5)	n/m
Net cash provided by operating activities	$337.8	$183.0	85%
Net cash provided by investing activities	23.1	10.5	120%
Net cash used in financing activities	(263.2)	(129.5)	103%
Effect of exchange rate changes	0.6	(0.5)	n/m
Change in cash in assets held-for-sale	—	(5.1)	(100)%
Net increase in cash and cash equivalents	$98.3	$58.4	68%
n/m - Not meaningful

	March 31, 2021	June 30, 2020	Change
Cash and cash equivalents	$230.7	$132.4	74%
Total long-term debt	2,792.3	3,045.4	(8)%

OVERVIEW

Meredith’s primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, and debt repayments) into the foreseeable future. As of March 31, 2021, we had $347.3 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $98.3 million in the first nine months of fiscal 2021 compared to an increase of $58.4 million in the first nine months of fiscal 2020.

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

Cash provided by operating activities totaled $337.8 million in the first nine months of fiscal 2021 compared to $183.0 million in the first nine months of fiscal 2020. The increase in cash flows was the result of increased net earnings and reduced payments for severance, incentives, and other employee-related items.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $23.1 million in the first nine months of fiscal 2021, compared to $10.5 million in the prior-year period. The increase in cash provided by investing activities resulted from a reduction in asset acquisitions and capital expenditures, partially offset by a decrease in cash received from the disposition of assets.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, repurchases of Company stock, the payment of dividends, and the payment of acquisition-related contingent consideration.

Net cash used in financing activities was $263.2 million in the nine months ended March 31, 2021, compared to $129.5 million in the prior-year period. The increase in cash used in financing activities was primarily due to debt payments of $261.7 million in the first nine months of fiscal 2021 compared to no net debt payments in fiscal 2020, partially offset by the lack of dividend payments in fiscal 2021 compared to fiscal 2020.

Long-term Debt
At March 31, 2021, total long-term debt outstanding was $2.8 billion consisting of $1.5 billion of term loans under a variable-rate credit facility and $1.3 billion in fixed-rate senior notes.

The variable-rate credit facility includes a senior secured term loan (Term Loan B) and an incremental senior secured term loan (Incremental Term Loan) with $1.1 billion and $406.9 million of aggregate principal outstanding, respectively, and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On March 31, 2021, there were no borrowings outstanding under the revolving credit facility. There were $2.7 million of standby letters of credit issued under the revolving credit facility resulting in availability of $347.3 million at March 31, 2021. The Incremental Term Loan amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, which is in 2025, at which time the remaining principal on the Term Loan B will also mature. The interest rate under the Term Loan B is based on London Interbank Offered Rate (LIBOR) plus 2.50 percent and bore interest at a rate of 2.61 percent at March 31, 2021. The interest rate under the Incremental Term Loan is based on LIBOR plus 4.25 percent with a floor of 1.00 percent for LIBOR and bore interest at a rate of 5.25 percent at March 31, 2021.

Our credit agreement includes a consolidated net leverage ratio financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at March 31, 2021, as we were below the specified utilization level on the revolving credit line. The revolving credit facility was amended in June 2020 to increase the maximum consolidated net leverage ratio during a covenant relief period, which is effective until March 31, 2022, if not sooner terminated by the Company (the Covenant Relief Period). During the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.50 percent. After the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.00 percent. It also has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The fixed-rate Senior Notes include the 2026 Unsecured Senior Notes with $1.0 billion of aggregate principal and the 2025 Secured Senior Notes with $300.0 million of aggregate principal. The Senior Unsecured Notes mature in 2026 with an interest rate of 6.875 percent per annum, and the Senior Secured Notes mature in 2025 with an interest rate of 6.500 percent per annum. Total outstanding principal is due at the final maturity dates.

Contractual Obligations
As of March 31, 2021, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2020.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $1.3 million in the first nine months of fiscal 2021 to repurchase 80,000 shares of common stock at then-current market prices. We spent $4.7 million to repurchase

120,000 shares in the first nine months of fiscal 2020. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 80,000 shares of common stock purchased during the first nine months of the current fiscal year, 7,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2021, $45.5 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2021.

Dividends
Meredith had paid quarterly dividends continuously since 1947, and we had increased our dividend annually for 27 consecutive years. However, in April 2020, we announced that in response to uncertainties surrounding the COVID‑19 pandemic, Meredith was pausing the common and class B stock dividends. The Board remains committed to paying a dividend in the future when circumstances permit and will consider the following factors, among others, when evaluating the Company’s dividend policy going forward: seeing a path to economic recovery, including recovery of the advertising market, evaluating the Company’s cash flow needs to support future growth, and ensuring compliance with terms of the Company’s debt agreements.

Dividends paid in the first nine months of fiscal 2020 on common and class B stock totaled $83.0 million, or $1.745 per share. Dividends paid in the first nine months of fiscal 2020 on Series A preferred stock totaled $42.5 million or $65.40 per share. As the Series A preferred stock was redeemed in June 2020, there will be no future dividend payments on the Series A preferred stock. There were no dividends paid in fiscal 2021.

Capital Expenditures
Investment in property, plant, and equipment totaled $25.6 million in the first nine months of fiscal 2021 compared with prior-year first nine months’ investment of $45.6 million. Current year and prior year investment spending primarily related to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

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

The following financial information presents summarized balance sheet information as of March 31, 2021 and June 30, 2020, and summarized statement of earnings information for the nine months ended March 31, 2021, for Meredith Corporation (Parent Issuer) and Guarantor Subsidiaries on a combined basis.

Summarized Balance Sheet	March 31, 2021	June 30, 2020
(In millions)
Assets
Current assets	$976.6	$859.2
Intercompany receivable due from non-guarantor subsidiaries	2,101.0	1,177.8
Intangible assets, net	1,560.3	1,637.4
Goodwill	1,691.7	1,691.7
Other assets	1,013.8	1,077.4

Liabilities
Current liabilities	740.2	723.5
Intercompany payable due to non-guarantor subsidiaries	2,155.0	1,206.0
Long-term debt	2,740.2	2,981.8
Other liabilities	1,296.3	1,379.0

Summarized Statement of Earnings	Nine months ended March 31, 2021
(In millions)
Revenues	$2,192.6
Operating expenses	1,741.2
Net earnings	240.4

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith’s critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2020. As of March 31, 2021, the Company’s critical accounting policies had not changed from June 30, 2020.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At March 31, 2021, goodwill and intangible assets totaled $3.3 billion with $2.5 billion in the national media segment and $0.8 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 6 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2020, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, became effective for the Company on July 1, 2020. The adoption of the update did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures upon adoption.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management’s current knowledge and estimates of factors affecting the Company’s operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, market conditions, including the availability of debt capital and the terms upon which such debt can be secured, if at all; the impact of the COVID-19 pandemic on the Company, its customers and its suppliers; downturns in global, national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing, and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company’s industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and the Company’s ability to comply with the terms of its debt financings. Additional risks and uncertainties are described in Meredith’s Form 10-K for the year ended June 30, 2020, which include a more complete description of the risk factors that may affect our results. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Form 10-K for the year ended June 30, 2020, for a more complete discussion of these risks.

Interest Rates
We generally strive to manage our risk associated with interest rate movements by using a combination of variable and fixed-rate debt. At March 31, 2021, Meredith had $1.3 billion outstanding in fixed-rate long-term debt. There were no earnings or liquidity risks associated with the Company’s fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have increased the fair value of the fixed-rate debt of $1.4 billion by $55.8 million at March 31, 2021.

At March 31, 2021, $1.5 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $11.1 million.

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

Meredith’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s (SEC) rules and forms and (ii) accumulated and communicated to Meredith’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There has been no significant change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting in the quarter ended March 31, 2021.

We have not experienced any material impact to our internal control over financial reporting despite the fact that the majority of our accounting, finance, and legal employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company’s repurchases of common stock during the quarter ended March 31, 2021.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
January 1 to January 31, 2021	2,513	$21.72	2,513	$45.6
February 1 to February 28, 2021	9,396	24.49	4,684	45.5
March 1 to March 31, 2021	2,228	35.69	300	45.5
Total	14,137		7,497

1	The number of shares purchased includes 2,513 shares in January 2021, 4,684 in February 2021, and 300 shares in March 2021 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board of Directors.
2	The number of shares purchased includes 4,712 shares in February 2021 and 1,928 shares in March 2021 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

In May 2014, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company’s common and class B stock through public and private transactions.

For more information on the Company’s common and class B share repurchase program, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Share Repurchase Program.”

Item 6.	Exhibits

	3.1	The Company’s Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

	3.2	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

	3.3	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 16, 2020.

	3.4	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 16, 2020.

	22	List of Guarantor Subsidiaries.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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

MEREDITH CORPORATION
Registrant

/s/ Jason Frierott
Jason Frierott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 29, 2021