Form 10-K
period 2021-06-30
MEREDITH CORP
filed 2021-09-10
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2021
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
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑  Yes ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☑  No
The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2020, (the last business day of the most recently completed second fiscal quarter) was approximately $750 million based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at August 31, 2021
Common shares	40,719,945
Class B shares	5,061,358
Total common and class B shares	45,781,303

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on
December 29, 2021, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	3
	Local Media	7
	Information about our Executive Officers	11
	Human Capital Resources	12
	Other	14
	Available Information	15
	Forward-Looking Statements	15
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	29

	Part II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and
	Issuer Purchases of Equity Securities	29
Item 6.	[Reserved]	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	122
Item 9A.	Controls and Procedures	122
Item 9B.	Other Information	123
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	123

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	123
Item 11.	Executive Compensation	124
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	124
Item 13.	Certain Relationships and Related Transactions, and Director Independence	124
Item 14.	Principal Accountant Fees and Services	124

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	125
Item 16.	Form 10-K Summary	131
Signatures		132

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation has been committed to service journalism since its inception in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes & Gardens. The Company entered the television broadcasting business in 1948. Today Meredith uses multiple media platforms—including print, digital, video, audio, and broadcast television—to provide consumers with content and experiences they desire and to deliver the messages of our advertising and marketing partners. Nationally, Meredith serves approximately 190 million unduplicated American consumers, including nearly 95 percent of all United States (U.S.) women. Meredith’s broadcast television stations reach 11 percent of U.S. households.

The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: national media and local media. Our national media segment includes leading national consumer media brands delivered across print magazines, digital media, brand licensing activities, performance marketing, database-related activities, affinity marketing, business-to-business marketing products and services, and other related operations. Our focus is on the entertainment, food, lifestyle, parenting, and home categories, which include brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living among others. In addition to subscription magazines, in fiscal 2021, we published over 300 special interest publications. Most of our brands are also available as digital editions on one or more of the major digital newsstands and on major tablet devices. The national media segment’s extensive digital presence consists of 39 websites and applications (apps) reaching more than 150 million consumers every month.

Our local media segment consists of 17 television stations located across the U.S. concentrated in fast-growing markets with related digital media assets. The television stations include seven CBS affiliates, five FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, one ABC affiliate, and two independent stations. Local media’s digital presence includes 12 websites and 12 apps focused on news, sports, and weather-related information. In addition, the local media segment sells geographically and demographically targeted advertising programs to third parties.

Financial information about industry segments can be found in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data, under Note 19.

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

BUSINESS DEVELOPMENTS

Pending Merger Transaction

As of May 3, 2021, and as amended on June 2, 2021, Meredith, Gray Television, Inc. (Gray), and Gray Hawkeye Stations, Inc., a wholly-owned subsidiary of Gray, entered into a definitive merger agreement pursuant to which Gray will acquire Meredith for $2.825 billion (the Merger) immediately after and subject to the consummation of the Spin-Off (as described below). Immediately prior to the consummation of the merger, Meredith intends to separate its local media group and national media group into two independent companies by distributing (the Distribution) to Meredith’s shareholders, on a pro rata basis, the issued and outstanding capital stock of Meredith Holdings Corporation, a wholly-owned subsidiary of Meredith (NMG SpinCo), which will hold the Company’s national media group and corporate segments following the separation (collectively, the Spin-Off). Following the Spin-Off, NMG SpinCo will focus on its national media group portfolio and accelerating the growth of its iconic brands including People, Better Homes & Gardens, and Allrecipes. The transaction is expected to close prior to the end of calendar year 2021.

Other Business Developments

In August 2020, Meredith launched Meredith Data Studio, a suite of advertising solutions leveraging the Company's vast, proprietary, first-party data, and predictive insights capabilities to help inform its partners' marketing, product, and business strategies. The offerings feature full-service data solutions, predictive analytics, consulting, and self-service tools, all powered by Meredith's 360 platform, which provides end-to-end audience insights and predictive capabilities to analyze billions of intent signals and engagements to trends and purchase intent in order to deliver precisely targeted audience and contextual advertising.

In September 2020, the Company debuted People (The TV Show!), which was the top-rated new syndicated show of the Fall 2020 season in the 12 markets where it airs. Meredith is currently selling the show to our markets for an anticipated launch nationally in Fall 2022. The show has been renewed for three additional seasons, through 2024.

Effective October 2020, Meredith named Evolution USA as our North America, Australia, and New Zealand licensing and brand management agency for the LIFE brand and The LIFE Picture Collection. Accelerating the next step in monetizing and managing these iconic assets, Evolution USA actively seeks new licensing and brand expansion opportunities for LIFE and its massive photo archive in a variety of product classifications and consumer experiences. These include apparel, accessories, home furnishings, housewares, gifts and collectibles, food and beverage, stationery and paper goods, brand and artist collaborations, hospitality, location-based entertainment experiences, gaming, and promotions.

As a result of strong consumer demand and success on the newsstand, Meredith re-launched home delivery subscriptions for Traditional Home, Coastal Living, and Cooking Light with their Winter 2020 issues and Rachel Ray in Season with its Winter/Spring 2021 issue. These titles’ subscription models had been discontinued in a previous year and were most recently newsstand only titles.

In January 2021, Meredith sold the Travel + Leisure trademark and other related assets, including the Travel + Leisure travel clubs. Meredith entered into a 30-year royalty-free licensing relationship to license back the Travel + Leisure brand and continues to publish the magazine and operate the Travel + Leisure media platforms.

In April 2021, Meredith announced the premiere of season two of The Southern Living Show, new episodes of Allrecipes Eating In!, and new specials from Better Homes & Gardens. The programming airs on the LMG local broadcast TV stations. The Southern Living Show originally launched in April 2020 celebrates the Southern lifestyle, covering food, home, travel, and style.

In May 2021, Meredith announced the launch of PawPrint, the largest consumer magazine dedicated to pet families, according to MediaRadar. PawPrint is a companion to DailyPaws.com, which launched in 2020 as Meredith's digital brand, publishing high-quality pet care content.

In June 2021, the Company launched People in the '90s, a weekly podcast that takes a nostalgic look at the stars and stories that defined a decade. Each of the 12 episodes focuses on one print issue of People from 1990 through 1999, along with the news and events that occurred during the week the issue hit newsstands. It is the third podcast from the brand, which launched the daily People Every Day podcast in February 2021.

COVID-19 Pandemic

The COVID-19 pandemic has impacted our results, positively in some areas and negatively in others. In the face of unprecedented business conditions caused by the COVID-19 pandemic, we leveraged our core values, agility, connection to tens of millions of consumers, and relationships with advertisers and marketers to quickly adapt to changing business conditions. We believe our connection to consumers has strengthened, as visits to our websites, response rates to our magazine solicitation offers, sales of our licensed products, and our performance marketing activities all increased. In the first half of fiscal 2021, digital advertising revenues grew strongly, as economic uncertainty caused advertising clients to favor platforms with short lead times and flexibility. Magazine advertising revenues, which have relatively long lead times, were negatively impacted, particularly those focused on categories that have been most impacted by the pandemic, including travel and luxury.

As we have progressed through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease of revenues of approximately $100.0 million to $150.0 million in fiscal 2021.

In response to the pandemic, the Company introduced a number of measures to strengthen its financial position, preserve liquidity, and improve its financial flexibility. These included pausing Meredith Corporation’s dividend, refinancing our preferred equity with less expensive term debt, reducing capital expenditures, improving working capital, and temporarily reducing pay for Meredith Corporation’s Board of Directors, executives, and approximately 60 percent of its employees. Full pay was reinstated for all parties in early September 2020.

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

DESCRIPTION OF BUSINESS

National Media

National media contributed 68 percent of Meredith’s consolidated revenues and 53 percent of the combined operating profit from national media and local media operations in fiscal 2021. People and Better Homes & Gardens, our flagship brands, together account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major subscription magazine titles as of June 30, 2021, is as follows:

Title	Related Websites	Description	Frequency per Year	Year-end Rate Base	[1]

Better Homes & Gardens	bhg.com	Women’s service	12	7,600,000
People	people.com	Celebrity	56	3,400,000
Southern Living	southernliving.com	Travel and lifestyle	11	2,800,000
Shape	shape.com	Women’s lifestyle	10	2,500,000
Parents	parents.com	Parenting	12	2,200,000
Martha Stewart Living	marthastewart.com	Women’s service	10	2,050,000
Real Simple	realsimple.com	Women’s service	12	1,975,000
EatingWell	eatingwell.com	Food	10	1,775,000
InStyle	instyle.com	Women’s lifestyle	12	1,700,000
Entertainment Weekly	ew.com	Entertainment	12	1,500,000
Allrecipes	allrecipes.com	Food	6	1,400,000
Health	health.com	Women’s lifestyle	10	1,350,000
Midwest Living	midwestliving.com	Travel and lifestyle	6	950,000
Travel + Leisure	travelandleisure.com	Travel and lifestyle	12	950,000
Food & Wine	foodandwine.com	Food	12	925,000
People en Español	peopleenespanol.com	Celebrity	9	500,000
Successful Farming	agriculture.com	Farming business	13	390,000

1	Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and, for most of the Company’s titles, is tracked by the Alliance for Audited Media, which issues periodic statements for audited magazines.

In addition to these major magazine titles, we published 300 special interest publications under a variety of brands in fiscal 2021. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of special interest publication subscriptions are also sold.

Magazine Advertising—Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith’s larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize messages to specific markets or audiences. The Company sells two primary types of magazine advertising: display and direct response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the national media segment’s advertising revenues are derived from run-of-press display advertising. Meredith also possesses strategic marketing capabilities, which provide clients and their agencies with access to all of Meredith’s media platforms and capabilities, including print, television, digital, video, consumer events, and custom marketing. Our team of creative and marketing experts deliver innovative solutions across multiple media channels that meet each client’s unique advertising and promotional requirements.

The rates at which we sell print advertising depend on each magazine’s rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size and composition. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers. We sell digital advertising primarily on a flat rate/sponsorship basis or on a cost per thousand, or CPM, basis. Flat rate/sponsorship deals are sold on an exclusive basis to advertisers giving them access to our major events and/or adjacent to prominent and specific areas of our websites. CPM deals are sold on an impression basis with a guarantee that we will deliver the negotiated volume commitment. If we are not able to meet the impression goal, we will extend the campaign or provide alternative placements.

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

Digital Media
National media’s 39 websites and apps provide information, ideas, and inspiration to more than 150 million unique monthly visitors, including approximately three-quarters of all American women. These branded websites focus on the topics that women care about most—celebrity, entertainment, food, home, health, beauty, style, and wellness. Our brands also engage on all major social platforms, through robust newsletter programs, audio products, and connected devices. For example, Allrecipes.com and People.com are No. 1 in their respective categories in terms of monthly visitors and engage consumers across all major social platforms, multiple podcasts, and Amazon Alexa skills. In fiscal 2021, our brands had 5 billion video views and reached approximately 88 million Facebook fans, 48 million Twitter followers, 48 million Instagram followers, over 15 million Pinterest followers, and over 10 million YouTube subscribers. Meredith brands also sent nearly 2 billion emails each month and have 17 podcasts across 11 brands.

Powering our digital business is our proprietary technology platform that houses all of our content, our unique taxonomy, our first-party data and insights, and our user identity graph. This platform allows us to have a unified view of our consumers and how they interact with our content and products, a universal taxonomy for our brands, and first-party data. This combination provides us with deep predictive insights into user behavior that can be used to power our content and product development strategy and it, in turn, drives advertising and performance marketing dollars. Through this platform, Meredith captures billions of rich first-party contextual and intent signals each year, making our capabilities and scale even more valuable as third-party cookies grow obsolete.

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

Brand Licensing—Meredith Brand Licensing generates revenue through multiple long-term trademark licensing agreements with retailers, manufacturers, publishers, and service providers. Our licensing programs extend the reach of Meredith brands into additional consumer channels in the U.S. and abroad. Currently the world’s second- largest global licensor, Meredith has direct-to-retail partnerships with leading companies, including Better Homes & Gardens at Walmart, Southern Living at Dillard’s, and InStyle-branded hair salons in select JC Penney stores and several manufacturers and service providers who sell licensed product to a variety of retailers.

Our most significant partnership is Better Homes & Gardens-branded products sold at Walmart stores in the U.S. and at Walmart.com. The brand is represented by more than 3,000 products across multiple categories in the home décor, outdoor living, DIY and home improvement, and garden space. Meredith also has a long-term agreement to license the Better Homes & Gardens brand to Realogy Corporation, which is entering its 14th year as a residential real estate franchise system operating as Better Homes and Gardens Real Estate, LLC. The real estate network now includes more than 350 offices and more than 12,500 real estate professionals across the U.S., Canada, Bahamas, Jamaica, Australia, and New Zealand. Also, in the real estate sector, the Southern Living and Coastal Living brands include networks of hotels and inspired residential communities in the southeastern U.S. and Belize.

The Allrecipes licensing program with Lifetime Brands, Inc. offered at Kroger stores and Kroger.com for approximately 85 kitchenware items, plus launched Allrecipes spice sets which are available on amazon.com.

The Company expands its international reach primarily through international licensing agreements. Meredith’s national media brands are currently distributed, including a localized presence, in multiple countries. The Company continues to pursue activities that will serve consumers and advertisers while also extending and strengthening the reach and vitality of our brands.

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

Production and Delivery
Paper, printing, and postage costs accounted for 21 percent of the national media segment’s fiscal 2021 operating expenses. Coated and supercalendered publication paper is the major raw material essential to the national media segment. We directly purchase all the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2021, average paper prices decreased 15 percent, whereas in fiscal 2020, average paper prices decreased 4 percent. In fiscal 2019, average paper prices increased 10 percent. Management anticipates an increase in paper prices of approximately 11 percent in fiscal 2022.

As a result of significant consolidation in the printing industry, at present there is one printer in the United States with the capability and capacity to handle a substantial portion of Meredith’s magazine print production. We have a long-term contract with that printer through 2030, creating extended price stability for our print manufacturing prices.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure.

In general, postage rate changes are capped by law at the rate of inflation, as measured by the Consumer Price Index (CPI), but may be above-CPI price increases on the basis of certain factors. Postage prices have risen in each of the last three years. In January 2021, the United States Postal Service (USPS) increased rates by approximately 1.8 percent for First-Class Mail and 1.5 percent for other categories. The most recent rate change was an increase of approximately 6.9 percent effective August 2021. The USPS has also announced proposed temporary rate adjustments for the 2021 holiday season. Under the revised rate authority methodology, Meredith expects above-CPI price increases for the foreseeable future. Meredith continues to work independently as well as with others to encourage and assist the USPS find and implement efficiencies to contain rate increases. We cannot, however, predict future changes in the postal rates or the impact they will have on our national media business.

Subscription fulfillment services for Meredith's national media brands are provided by third parties. National magazine newsstand distribution services are also provided by third parties through multi-year agreements.

Competition

Our business is characterized by continuously evolving technology, frequent product evolution, and changing preferences from consumers, advertisers, and marketers. Media is intensely competitive, particularly for women’s attention and for spending from advertisers and marketers. Our magazines and related publishing products and services compete with other mass media, including the internet and many other leisure-time activities. Our digital businesses compete against diversified multi-platform media companies, ‘pure-play’ digital companies, news aggregators, search engines, social media platforms, and large digital platform operators. Competition for consumer attention is based principally on editorial content, marketing skills, price, and customer service. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics and engagement, advertiser results, and sales team effectiveness. While competition is strong for established titles, gaining readership for newer magazines and specialty publications is especially competitive. We believe our primary competitive differentiators are our large reach to American consumers, particularly women; our expertise at creating content and experiences that drive meaningful consumer engagement; our trusted and iconic brands; our proprietary technology and analytics platform; and our long-standing relationships with advertisers and marketers.

Local Media

Local media contributed 32 percent of Meredith’s consolidated revenues and 47 percent of the combined operating profit from national media and local media operations in fiscal 2021. Information about the Company’s television stations at June 30, 2021, is as follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	7	CBS	cbs46.com	July 2023	46	April 2029	4.8%
Atlanta, GA

WPCH-TV	7	Independent	n/a	n/a	17	April 2029	0.8%
Atlanta, GA

KPHO-TV	11	CBS	azfamily.com	July 2023	5	October 2022	6.4%
Phoenix, AZ

KTVK	11	Independent	azfamily.com	n/a	3	October 2022	3.8%
Phoenix, AZ

KPTV	21	FOX	kptv.com	July 2022	12	February 2023	6.4%
Portland, OR

KPDX	21	MyNetworkTV	n/a	September 2022	49	February 2023	1.4%
Portland, OR

KMOV	23	CBS	kmov.com	July 2023	4	February 2022	11.1%
St. Louis, MO

WSMV-TV	29	NBC	wsmv.com	December 2021	4	August 2029	6.1%
Nashville, TN

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]
WFSB	32	CBS	wfsb.com	July 2023	3	April 2023	10.5%
Hartford, CT
New Haven, CT

KCTV	34	CBS	kctv5.com	July 2023	5	February 2022	9.3%
Kansas City, MO

KSMO-TV	34	MyNetworkTV	n/a	September 2022	62	February 2022	0.8%
Kansas City, MO

WHNS	35	FOX	foxcarolina.com	July 2022	21	December 2028	3.8%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	40	FOX	fox5vegas.com	July 2022	5	October 2022	5.4%
Las Vegas, NV

WALA-TV	57	FOX	fox10tv.com	July 2022	10	April 2029	5.8%
Mobile, AL
Pensacola, FL

WNEM-TV	73	CBS	wnem.com	July 2023	5	October 2021	13.5%
Flint, MI
Saginaw, MI
Bay City, MI

WGGB-TV	116	ABC	westernmassnews.com	August 2023	40	April 2023	5.6%
Springfield, MA		FOX		July 2022	40.2		2.1%
Holyoke, MA

WSHM-LD	116	CBS	westernmassnews.com	July 2023	3	April 2023	3.4%
Springfield, MA
Holyoke, MA

n/a Not applicable
[1] Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2020-2021 DMA ranking.
[2] Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2020, February 2021, and May 2021 measurement periods.

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

Typically, 40 to 60 percent of a market’s television advertising revenue is generated during local newscasts. Stations are continually working to increase the number of newscasts and additionally grow their news ratings, which in turn increase advertising revenues.

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

Programming fees paid to the networks are, in essence, a portion of those retransmission consent fees. Programming fees paid to the networks increased 12 percent in fiscal 2021, 15 percent in fiscal 2020, and 20 percent in fiscal 2019 due to renegotiations of expiring contracts.

Stations sometimes also pay networks for certain marquee sports programming (professional football, college basketball, and Olympics) and news services. While Meredith’s relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. All of our stations are broadcasting one or more additional programming streams on their digital channels: one airs the Fox network; two of our markets have MyNetworkTV; ten carry Cozi TV; six broadcast the Court TV Mystery and Circle networks; three air the Bounce and Grit networks; and four air the LAFF, DABL, and Court TV networks.

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

Competition
Meredith’s television stations compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, cable/satellite systems, newspapers, outdoor advertising, local magazines, direct mail, and their related websites and apps. The stations further compete against these media competitors and other local and national digital media properties. Advertisers compare audience viewership/consumption, market share, audience demographics, and advertising rates, whether local, network, or syndicated, when making advertising decisions.

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

The FCC has, on occasion, changed the rules related to ownership of media assets, including rules relating to the ownership of one or more television stations in a market. The FCC’s media ownership rules remain subject to further review by the FCC, various court appeals, petitions for reconsideration before the FCC, and possible actions by Congress. We cannot predict the impact of any of these developments on our business.

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

Even if a television licensee did not participate in the reverse auction, Congress granted the FCC the authority to force a television station to change channels and/or modify its coverage area to allow the FCC to rededicate certain channels within the television band for wireless broadband use. Following the incentive auction, the FCC released a list of television stations that were required to change their facilities by a specified date as part of this “repacking” process. Several of our stations were among the hundreds of stations selected for repacking of the television band. All our stations selected for repacking completed their move and commenced operations on their new channels on or before the FCC’s deadline. We completed the repack in fiscal 2021 and received reimbursements from the FCC’s special fund covering 80 percent of the total cost of the repack.

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

Other matters that could potentially affect the Company’s broadcast properties include, but are not limited to, technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recording devices and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and internet-delivered video programming services. For example, the FCC approved a proposal to allow the voluntary transition of television broadcasters to ATSC 3.0, known as Next Generation Television. We launched one of the first ATSC 3.0 transitions in Portland, Oregon. We cannot predict whether or how this process will ultimately affect the Company or our television stations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers are elected to one-year terms each November. The current executive officers of the Company are:

Thomas H. Harty—President and Chief Executive Officer (February 2018 - present) and a director of the Company since August 2017. Formerly President and Chief Operating Officer (August 2016 - February 2018) and President, National Media Group (2010 - August 2016). Mr. Harty received his MBA from Iona College and his bachelor’s degree from Castleton University. Age 58.

Catherine A. Levene—President, National Media Group (November 2020 - present). Formerly President/Chief Digital Officer National Media Group (March 2019 - November 2020) and Chief Strategy Officer (January 2019 - March 2019). Prior to joining Meredith, Ms. Levene served as an independent consultant (2016 - 2019). Ms. Levene received her MBA from Harvard University and her Bachelor’s degrees from the University of Pennsylvania. Age 51.

Patrick J. McCreery—President, Local Media Group (July 2018 - present). Formerly Local Media Group Executive Vice President (January 2018 - July 2018), and Vice President of News and Marketing (2014 - January 2018). Mr. McCreery received his bachelor’s degree from Ohio State University. Age 50.

Jason M. Frierott—Chief Financial Officer (March 2020 - present). Prior to joining Meredith, Mr. Frierott served as Chief Financial Officer of Wabtec Freight, a segment of Wabtec Corporation (2019). Before Wabtec Corporation acquired GE Transportation, a business unit of General Electric Company, Mr. Frierott served as GE Transportation’s Chief Financial Officer (2015 - 2019). Mr. Frierott received his Bachelor’s degree from the University of Arizona. Age 47.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Mr. Zieser earned his Juris Doctor from Cornell University. Mr. Zieser earned both MBA and BBA degrees from the University of Iowa. Age 62.

HUMAN CAPITAL RESOURCES

Meredith operates under the guiding principle that our employees are the Company’s most important resource. Our human resources initiatives are therefore designed to attract, develop, and retain a diverse group of highly qualified employees who embody values such as integrity, creativity, courage, initiative, passion, energy, teamwork, inclusiveness, and respect for others. We focus on both the end result of an employee’s work, as well as how that end result is achieved. Our culture at Meredith is centered on workplace community, collaboration, communication, and a shared sense of purpose.

Workforce Demographics

As of June 30, 2021, Meredith had approximately 5,050 full-time and 70 part-time employees of whom approximately 4,750 were located in the U.S., approximately 365 in India, and approximately 5 in other locations. Less than 10 percent of our workforce is unionized. We have various arrangements with our international employees that we believe to be customary for multinational corporations. We have had no strikes or work stoppages during the last five years and consider relations with our employees to be good.

Diversity, Equity, and Inclusion

We have published detailed workforce diversity statistics in our Corporate Social Responsibility Report, available on our website. The following reflects selected diversity data for our employees. As of June 30, 2021, 59.1 percent of our workforce identifies as women and 24.4 percent as people of color. In fiscal 2021, 59.6 percent of new hires were women and 41.1 percent of new hires were people of color.

Diversity, equity, and inclusion are at the heart of Meredith’s core values, and we have made it a priority to foster a work environment where every employee feels welcomed and valued. We are committed to these components of our diversity efforts:

•Increasing employee diversity across the organization;

•Facilitating inclusion efforts within the workplace;

•Creating education and awareness opportunities; and

•Effectively communicating our diversity, equity, and inclusion initiatives and strategies inside and outside of the organization.

We believe having a diverse organization will create even greater results and allow us to better serve our increasingly diverse consumer base.

We believe in and strive for an environment based on respect for all individuals, and we provide equal employment opportunity to all people, regardless of race, color, national origin/ethnicity, gender identity/gender expression, creed, religion, age, disability, sexual orientation, marital status, military service, or any other characteristic.

We created a Diversity, Equity, & Inclusion team led by a Vice President, Diversity, Equity, & Inclusion and that team, supported by our Employee Resource Groups, is responsible for connecting current activities to a larger Diversity, Equity, and Inclusion strategy that we believe will allow us to continually embed these principles into all of our functions. This strategy is focused around the pillars of Education, Recruitment, Retention, and Communication, which are discussed in more detail in our Corporate Social Responsibility Report.

Talent Management

In addition to our Diversity, Equity, and Inclusion initiatives, we prioritize our people and the communities in which we operate in several ways, including:

•Compensation and Benefits. We deliver a total rewards package (compensation and benefits) to attract, retain, and motivate our employees. Competitive compensation is a Meredith cornerstone, and we have strong practices in place to support the well-being of all employees. Our pay programs are designed to recognize and reward individual performance. We participate annually in industry surveys to benchmark our pay programs and ensure overall pay levels are commensurate with the marketplace. We utilize outside consultants to conduct pay studies to ensure compensation is administered fairly and equitably across all employees. We also offer a broad slate of competitive employee benefits, including, but not limited to, a 401(k) plan with a generous Company matching contribution and no vesting requirement, an Employee Stock Purchase Plan, tuition reimbursement, an education loan program for parents, a student-loan refinancing program for employees and family members, generous time off policies, as well as robust health benefits and an extensive and award-winning health and financial wellness program available to employees and their spouses/domestic partners. Meredith also offers virtual and onsite healthcare consultation through its health centers in Des Moines and New York. Finally, in addition to our own corporate donations to nonprofit organizations, we also offer to match employee donations (up to $5,000 each fiscal year for each employee) and contribute funds based on hours employees volunteer with qualifying charities.

•Employee Engagement. In order to better inform the development of, and the resulting impact from, our human resources initiatives, we survey our employees periodically to monitor their satisfaction and engagement. The most recent employee survey was distributed in September 2020 and covered a range of topics, including Productivity & Collaboration; Transparency & Communication; Employee Well-Being and Diversity, Equity and Inclusion. Additionally, our Chairman and Chief Executive Officer regularly communicates with and responds to employee questions and concerns in Company-wide town hall meetings, with questions and answers posted on the Company’s intranet following meetings. In each case, the feedback is carefully reviewed by our human resources team and used to develop and refine our human resources initiatives.

•Talent Development and Training. Meredith prides itself on having a culture of highly engaged employees, which we believe is largely driven by our approach to performance management. We have a tried-and-true approach, which starts with employees collaborating with their managers to set meaningful, actionable, and impactful goals at the beginning of the year. Throughout the year, managers and employees have regular dialogue regarding progress against those goals. At the end of the year, employees and managers complete a performance appraisal, which includes a discussion about goal attainment. It is a two-way conversation where employees are encouraged to provide their manager feedback on how he, she, or they can best support day-to-day activities and interactions while helping employees achieve their longer-term career goals. This approach enhances employee engagement but also ensures that performance standards are applied fairly and reasonably and that they maintain a focus on continuous improvement. Demonstrated successful performance is rewarded with appropriate increases in pay and promotional opportunities, when they arise. In addition to performance management, we know that employees capable of motivating and developing others have a significant positive impact on employee performance, retention, engagement, and overall business performance. We designed a learning portal with engaging video-based learning for all employees that focuses on growth and career development. We believe our employee development and training programs are an important investment in Meredith’s future.

COVID-19 Response

We have adopted a multi-pronged approach to managing the COVID-19 pandemic. Much of our focus has been on deploying timely and engaging content, deep consumer connections, and broad reach to provide important communications, inspire families to make the most of their time at home, and help consumers – and Meredith employees – manage the stress associated with this unprecedented situation. For our employees, in particular, our extensive and award-winning wellness program has provided important resources to them and their families in order to help them manage their physical, mental, and financial health during this crisis. We have taken the following actions to help protect the health, safety, and well-being of our employees in response to the COVID-19 pandemic:

•We moved all nonessential employees to a remote work environment and implemented additional safety measures for all essential employees, including the provision of necessary protective equipment, the creation of sanitizing locations, daily entry questionnaires, trainings, and the adoption of distancing and testing protocols to align with regulatory guidelines.

•We provided Telehealth benefits at no cost to employees through September 2020.

•We offered additional assistance with back-up dependent care, including reimbursement for emergency childcare expenses, and additional paid time off for employees with children at home due to schools and childcare providers closing.

•We provided employees access to a free 12-month premium membership to MyLife, a meditation app designed to help individuals manage their stress.

•We co-facilitated a series of Company-wide discussions about developing strategies for self-care during turbulent times with our Employee Assistance Program, which also hosts free webinars about managing stress and offers employees 24/7 confidential access to professional counselors.

•In an effort to encourage employees to get vaccinated, we secured partnerships with pharmacies and vaccine clinics in our Des Moines and Birmingham locations, and provided paid time off for employees to receive their COVID-19 vaccines.

OTHER

Name recognition and the public image of the Company’s trademarks (for example, People, Better Homes & Gardens, Parents) and television station call letters are vital to the success of our ongoing operations and to the introduction of new businesses. The Company protects our brands by aggressively defending our trademarks and call letters.

The Company had no material expenses for research and development during the past three years. Revenues from individual customers and revenues, operating profits, and identifiable assets of foreign operations were not significant. Compliance with federal, state, and local provisions relating to the discharge of materials into the environment and to the protection of the environment had no material effect on capital expenditures, earnings, or the Company’s competitive position.

AVAILABLE INFORMATION

The Company’s corporate website at meredith.com and our Investor Relations website at ir.meredith.com contain a significant amount of information about Meredith. We encourage investors to visit these websites from time to time, as information is updated and new information is posted. Additional information on non-financial matters, including environmental and social matters and diversity and inclusion initiatives, is available at www.meredith.com/about-us/corporate-social-responsibility. Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1-Business, Item 1A-Risk Factors, and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could result in actual results that are materially different than those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A-Risk Factors, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as may, should, expects, provides, anticipates, assumes, can, will, meets, could, likely, intends, might, predicts, seeks, would, believes, estimates, plans, continues, guidance, or outlook, or variations of these words or similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider the following risk factors carefully when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Risks Relating to the Separation, Distribution, and Spin-Off

Meredith’s and Gray’s inability to obtain all material authorizations, consents, approvals and clearances of third parties including U.S. federal agencies (Third-Party Approvals) in connection with the Distribution and merger may have a material adverse effect on Meredith’s ability to consummate the Distribution. There are numerous Third-Party Approvals that Meredith and Gray must obtain in connection with the Distribution and the restructuring of Meredith’s business in connection therewith, including approvals by regulatory authorities. In some cases, these approvals must be obtained before the Distribution can be completed. Although Meredith and Gray have commenced the process of seeking the necessary Third-Party Approvals required in connection with the distribution, they currently do not have all the necessary Third-Party Approvals. There is no assurance that Meredith and Gray will be able to obtain these Third-Party Approvals.

The Merger may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the transaction could negatively impact the stock price and the future business and financial results of Meredith. The completion of the Merger is subject to certain conditions, including (1) approval by Meredith shareholders, (2) the expiration or termination of the required waiting period under the HSR Act, (3) the receipt of FCC consent, (4) the absence of certain legal impediments, (5) a cash payment by NMG SpinCo to Meredith, (6) completion of the Spin-Off, and (7) other customary closing conditions, as well as conditions unique to Gray and its subsidiary Gray Hawkeye Stations, Inc., on the one hand, or the Company, on the other hand.

Completion of the Spin-Off (and therefore the Merger) is subject to certain conditions, including (1) the satisfaction or waiver of the conditions to the consummation of the Merger (other than those conditions that by their nature are satisfied at the closing), (2) consummation of the SpinCo debt financing, (3) effectiveness of a Registration Statement on Form 10 regarding NMG SpinCo Common Stock, (4) receipt by the Company and NMG SpinCo of a solvency opinion, (5) the acceptance of NMG SpinCo Common Stock for listing on the New York Stock Exchange, (5) the absence of certain legal impediments, and (6) other customary closing conditions.

We cannot assure you that the Merger and Spin-Off will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the transaction, and a failure to consummate the transaction as currently contemplated, or at all, could have a material adverse effect on Meredith’s business and results of operations. If the Merger is not completed, the ongoing business of Meredith may be adversely affected and Meredith will be subject to several risks, including the following:

•the Spin-Off will not be completed;
•being required, under certain circumstances, to pay Gray a termination fee of $73 million;
•being required, under certain circumstances, to pay Gray a termination fee of $113 million;
•being required, under certain circumstances, to reimburse certain of Gray’s expenses up to $10 million;
•having to pay substantial other costs and expenses relating to the proposed transaction, such as legal, accounting, financial advisor, filing, printing and mailing fees, and integration costs that have already been incurred and will continue to be incurred until closing;
•the focus of management of Meredith on the Merger instead of on pursuing other opportunities that could be beneficial to Meredith;
•the market price of Meredith could decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and
•if the transaction agreement is terminated and Meredith’s Board of Directors seeks another business combination, shareholder of Meredith cannot be certain that Meredith will be able to find a party willing to enter into a business combination or other strategic transaction on terms equivalent to or more attractive than the terms that Gray has agreed to in the Merger Agreement and Spin-Off Agreements;

in each case, without realizing any of the anticipated benefits of having the Merger and Spin-Off completed. In addition, if the Merger is not completed, Meredith may experience negative reactions from the financial markets and from its customers and employees. Meredith could also be subject to litigation related to any failure to complete the Merger and Spin-Off or to enforcement proceedings commenced against Meredith to perform its obligations under the Merger Agreement and Spin-Off Agreements. If the Merger and Spin-Off are not completed, Meredith cannot assure its shareholders that these risks will not materialize and will not materially affect the business, financial results, and stock price of Meredith.

The existence of the pending Merger could have an adverse effect on our business, revenue, and results of operations. While the Merger is pending, advertisers and other sources of revenue may decide to delay, defer, or cancel purchases of our products and/or services, pending completion of the Merger or termination of the Merger Agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

In addition, while the Merger is pending, we are subject to a number of risks that may adversely affect our business, revenue, and results of operations, including:

•the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;
•the fact that we have incurred and will continue to incur significant expenses related to the Merger;
•the fact that, pursuant to the Merger Agreement, we must generally conduct our business in the ordinary course and we are subject to a variety of other restrictions on the conduct of our business prior to the closing or termination of the Merger Agreement; and
•the fact that we may be unable to respond effectively to competitive pressures, industry developments, and future opportunities.

If the Merger occurs, Meredith shareholders will not be able to participate in any upside to our local media business and NMG SpinCo, the company you will receive shares in through the Distribution, may not enjoy the same benefits that Meredith did prior to the Spin-Off. Upon consummation of the Merger, our shareholders will receive $16.99 in cash per share, without interest and subject to applicable tax withholding, for each share of Meredith common stock and Meredith class B stock owned by them, but will not receive any shares of Gray common stock. As a result, if our local media business performs well following the Merger, our current shareholders will not receive any additional consideration, and will therefore not receive any benefit from the performance of the business. In addition, if the Merger occurs, shareholders of Meredith as of the record date set for the Distribution will receive shares of common stock and class B common stock in NMG SpinCo on a one-for-one basis. Following the Spin-Off, our national media and digital businesses (which will comprise NMG SpinCo subsequent to the Spin-Off) will no longer operate as part of a larger Meredith that included the local media business. Accordingly, compared to Meredith prior to the Merger, NMG SpinCo will have less collateral to secure new financings, NMG SpinCo’s business will be less diversified, NMG SpinCo’s market capitalization will be smaller than that of Meredith, and NMG SpinCo’s ability to take advantage of economies of scale may be adversely impacted. For example, NMG SpinCo may experience an adverse impact on pricing for goods and services. There is a risk that NMG SpinCo may be more susceptible to market fluctuations and other adverse events than if it remained a part of the larger Meredith organizational structure.

Risks Relating to Business Operations

The COVID-19 pandemic has had and may continue to have an adverse impact on our business, financial condition, and results of operations. We have experienced challenges in connection with the COVID-19 pandemic including advertising cancellations and delays across our business as well as declines in our newsstand sales, resulting in an adverse impact on our revenues and results of operations. To protect the health and well-being of our employees, suppliers, and customers, we made substantial modifications to employee travel policies, implemented office closures as employees were advised to work from home, and canceled or shifted our marketing events to virtual-only.

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

While the potential future impact and duration of the COVID-19 pandemic on the global economy and our business, in particular, may be difficult to assess or predict, to date the pandemic has resulted in and may continue to result in significant disruption of aspects of our business. For example, we have experienced advertising cancellations and delays across our business as well as declines in our newsstand sales, resulting in an adverse impact on our revenues. In addition, we may experience unfavorable impacts on our operations as a result of COVID-19, including but not limited to:

•significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions, or financial hardship, shifts in demand away from one or more of our products; if prolonged, such impacts may further increase the difficulty of planning for operations and may negatively impact our results;
•significant reductions in the availability of one or more of our products as a result of retailers or shippers modifying restocking, fulfillment, and shipping practices;
•failure of third parties on which we rely;
•continued increases in commodity costs;
•the inability of a significant portion of our workforce, including our management team, to work as a result of illness;
•shifts and volatility in consumer spending and purchasing behaviors; and
•reduced availability of credit or financing upon acceptable terms or at all.

As a result of the impact of the COVID-19 pandemic, we have paused our common and class B stock dividends and implemented a series of operational cost-control measures, including temporary reductions in Board of Director fees and employee and executive salaries which were lifted in early September 2020, and have taken steps to significantly reduce capital expenditures and optimize working capital. We may need to take further actions to ensure the continuity of our business. In addition, due to market volatility and material declines in equity prices, in fiscal 2020, we recorded material non-cash impairment charges related to certain indefinite-lived intangible assets, including goodwill, trademarks, and FCC broadcast licenses.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, distributors, and manufacturers. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse effect on our business, financial condition, and results of operations. The pandemic may also affect our business, operations, or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, Risk Factors, any of which could have a material effect on us.

Advertising related revenues represent the largest portion of our revenues, and advertising demand may fluctuate from period to period. In fiscal 2021, 51 percent of our revenues were derived from advertising related sources. Advertising related revenues constitute 48 percent of our national media revenues and 59 percent of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. Since the outbreak of COVID-19, some of our advertising and marketing partners have faced tremendous challenges, which has impacted Meredith. As a result, during the fourth quarter of fiscal 2020, Meredith saw cancellations and delays in advertising campaigns, with significant declines in local television non-political advertising, digital advertising, and print advertising revenues. While digital advertising strengthened in fiscal 2021, we continued to see an adverse impact on print and local television non-political advertising into fiscal 2021. While we are not able to estimate the continued impact of the COVID-19 pandemic on revenues, we may continue to see an adverse impact on print advertising and do not know when or if it will improve. In addition, political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. The growth in alternative forms of media, particularly digital platforms, has increased the competition for advertising dollars, which could, in turn, reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 24 percent of total revenues and 35 percent of national media revenues in fiscal 2021. Preserving the number of copies sold is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase. Shelter-in-place and business closing orders related to COVID-19 as well as significant declines in travel impacted Meredith particularly in the first half of fiscal 2021. As a result, Meredith saw reductions in newsstand sales. While the Company is not able to estimate the ongoing impact of the COVID-19 pandemic on newsstand revenues, we may experience further declines in newsstand sales.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of alternative methods for the delivery of content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, financial condition, and prospects may be adversely affected. Technology developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control, and the loss of a direct relationship with consumers. For example, the largest broadcast television national networks have brought a copyright infringement lawsuit against Locast, an entity that claims to be a non-profit and claims to have found a loophole allowing for uncompensated online streaming of copyrighted television content. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates. In addition, technologies such as subscription streaming media services and video are increasing competition for household audiences and advertisers. This competition may make it difficult for us to grow or maintain our broadcasting and print revenues, which we believe may challenge us to expand the contribution of our digital businesses.

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

Evolving privacy and information security laws and regulations may impair our ability to market to consumers. Meredith’s consumer database includes first-party data that is used to market our products to our customers. In select circumstances, we share this first-party data with advertising and marketing clients and partners. As public awareness increases and shifts to data gathering and usage, privacy rights, and data protection, new laws and regulations may be passed or existing laws and regulations may be amended in ways that would limit our collection and use of certain categories of data. The United States Congress, the Federal Trade Commission, and state attorneys general continue to initiate investigations into the collection and use of consumer data, often with a focus on the advertising industry. These investigations could lead to new transparency requirements, consumer controls, and other restrictions, and require ongoing review of new technologies and methods for delivering content and advertising to ensure that all new products and advertising services comply with all of the regulatory requirements imposed at the state, federal, and international level. In addition to the changing regulatory landscape, new privacy controls implemented by platforms such as Facebook, Google, and Apple will limit our ability to access and use data from consumers through those platforms, which we rely on for digital advertising and marketing.

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

The GDPR establishes requirements applicable to the processing of personal data, affords new data protection rights to individuals (e.g., the right to erasure of personal data), and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. Additionally, Brexit took effect in January 2020, which will lead to further legislative and regulatory changes. While the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018, and is now effective in the United Kingdom (U.K.), it is still unclear whether transfer of data from the European Economic Area (EEA) to the U.K. will remain lawful in the long term under GDPR. With the expiry of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into U.K. national law, which has the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover.

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

Additionally, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the U.S. could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers. Specifically, on July 16, 2020, the Court of Justice of the E.U. invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. We are certified under the EU-U.S. Privacy Shield Framework but will not be able to rely on it in the future, which could increase our costs and limit our ability to process personal data from the E.U. The same decision also casts doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the U.S. and most other countries. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the U.K. GDPR, and other U.K. data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated.

In the U.S., California voters approved a new privacy law, the California Privacy Rights Act (CPRA) in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally beyond the CCPA and CPRA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to, or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

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

World events may result in unexpected adverse operating results. Our results have been and in the future could again be affected adversely by world events such as wars, political unrest, acts of terrorism, pandemics, and natural disasters, as well as by adverse economic conditions such as prolonged economic downturn, lack of liquidity in the capital markets, or increased inflation. In particular, such events can result in significant declines in advertising revenues in our local media segment as the stations will not broadcast or will limit broadcasting of commercials during times of crisis. In addition, our stations may have higher newsgathering costs related to coverage of the events.

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

Increases in paper and postage prices, which are difficult to predict and control, could adversely affect our results of operations. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2021, these expenses accounted for 17 percent of national media’s operating costs. Paper is a commodity and its price can be subject to significant volatility. All our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. The USPS distributes substantially all our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company’s stock. Although the Company wrote down its goodwill and intangible assets by $301.4 million in fiscal 2020 and $41.8 million in fiscal 2019, further impairment charges are possible. We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors that influence the evaluation include, among many things, the Company’s stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material non-cash impairment charge could be incurred. At June 30, 2021, goodwill and intangible assets totaled $3.3 billion, or 59 percent of Meredith’s total assets, with $2.5 billion in the national media segment and $0.8 billion in the local media segment. The review of goodwill is performed at the reporting unit level. The Company has two reporting units – national media and local media. Changes in key assumptions about the economy or business prospects used to estimate fair value or other changes in market conditions could result in additional impairment charges. Although these charges would be non-cash in nature and would not affect the Company’s operations or cash flow, they would reduce stockholders’ equity and reported results of operations in the period charged. Additionally, as goodwill and intangible assets of the national media reporting unit were written down to their estimated fair values as of March 31, 2020, those amounts are more susceptible to risk of impairment if business operating results or macroeconomic conditions deteriorate.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, results of operations, financial condition, and/or cash flows. Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable consolidated financial statements. The Company cannot provide assurances that material weaknesses or significant deficiencies will not occur in the future and that it will be able to remediate such weaknesses or deficiencies in a timely manner, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and/or cash flows. The development of material weaknesses in our internal control over financial reporting could result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us. In addition, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our consolidated financial statements or our periodic reports filed with the SEC.

Adverse litigation judgments or settlements resulting from legal proceedings in which we are currently and, in the future, may be involved could expose us to monetary damages or limit our ability to operate our business. We are currently involved in and may in the future become involved in private actions, collective actions, investigations, and various other legal proceedings by clients, employees, suppliers, competitors, government agencies, or others. For example, on September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018, and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and September 5, 2019 (the Iowa

Action). Both complaints allege that the defendants made materially false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, now seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018, and September 30, 2019. The defendants intend to vigorously oppose the Iowa Action. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. On October 28, 2020, a U.S. District Judge granted defendants’ motion to dismiss, dismissing the Iowa Action with prejudice at plaintiffs’ cost due to plaintiffs’ failure to satisfy applicable pleading requirements. Specifically, the court held that plaintiffs had failed to plead any actionable misstatement or omission, scienter, or loss causation. On November 23, 2020, the lead plaintiff filed a notice of appeal of the District Court’s dismissal. The parties have completed briefing in the Eighth Circuit Court of Appeals, and it appears likely we will receive a decision on the appeal sometime in late 2021 or 2022. The results of any such litigation, including the aforementioned class action lawsuits, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.

We have two classes of stock outstanding with different voting rights. We have two classes of stock outstanding: common stock and class B stock. Holders of common stock are entitled to one vote per share and account for 45 percent of the voting power. Holders of class B stock are entitled to ten votes per share and account for the remaining 55 percent of the voting power. There are restrictions on who can own class B stock. Members of Meredith’s founding family hold the majority of class B shares. Control by a limited number of holders may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company’s business decisions.

Adverse changes in the equity markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase our U.K. pension costs and could result in a material adverse effect on our business, financial condition, and results of operations. The Company sponsors the IPC Media Pension Scheme (the IPC Plan), a U.K. defined benefit pension plan that is closed both to new participants and to the future accrual of additional benefits for current participants. The majority of pensions in payment and deferred pensions in excess of any guaranteed minimum pension are increased annually in line with the increase in the retail price index up to a maximum of 5 percent.

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

If the Company had been required to fund the buyout deficit on June 30, 2021, the amount would have been approximately £77 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of the IPC Plan assets and liabilities and interest rates.

It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the IPC Plan trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the IPC Plan will change. The future valuations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes; assumptions regarding interest rates, currency rates, inflation, mortality, and retirement rates; the investment strategy and performance of the IPC Plan assets; and (in certain limited circumstances) actions by the U.K. Pensions Regulator. Volatile economic conditions could increase the risk that the funding requirements increase following the next triennial valuation. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on the Company (and other persons connected with the Company or the U.K. subsidiary which sponsors the IPC Plan) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in the funding requirements for the IPC Plan or in the calculated “self-sufficiency deficit” or the calculated “risk-free self-sufficiency deficit” could result in a material adverse effect on its business, financial condition, and results of operations.

Risks Relating to Indebtedness

Our level of indebtedness and our ability to incur significant additional indebtedness could adversely affect our business, financial condition, and results of operations. Our level of indebtedness could have important consequences. For example, it could:

•increase our vulnerability to general adverse economic and industry conditions;
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements or to carry out other aspects of our business;
•increase our cost of borrowing;
•make it more difficult for us to satisfy our obligations with respect to our debt;
•require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, and other general corporate requirements or to carry out other aspects of our business;
•limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
•expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•limit our ability to pay dividends;
•place us at a potential disadvantage compared to our competitors that have less debt; and

•affect our credit ratings.

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

•pay dividends or distributions, repurchase equity, prepay, redeem or repurchase certain debt, and make certain investments;
•incur additional debt and issue certain preferred stock;
•provide guarantees in respect of obligations of other persons;
•incur liens on assets;
•engage in certain asset sales, including capital stock of our subsidiaries;
•merge, consolidate with, or sell all or substantially all our assets to another person;
•enter into transactions with affiliates;
•enter into agreements that restrict distributions from our subsidiaries;
•designate subsidiaries as unrestricted subsidiaries; and
•prohibit certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

These covenants may:

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.

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

The uncertainty in the application of the Tax Act and the CARES Act to our ongoing operations, potential future increases in capital gains tax rates, as well as possible adverse future law changes attributable to changes in the U.S. political landscape, create the potential for added volatility in our quarterly provision for income taxes and could have an adverse impact on our future tax rate. Various legislative proposals would partially or wholly reverse beneficial features of the Tax Act, such as by raising the U.S. corporate tax rate and increasing the tax on non-U.S. income. Increased federal and state fiscal spending to fund COVID-19 relief measures, coupled with a drop in tax revenue from pandemic-related reductions in economic activity, may add to the pressure to raise more tax revenue from federal and state corporate income and other taxes or to enact new types of taxes on businesses and their customers.

The Time business could have an indemnification obligation to Time Warner, which could materially adversely affect our financial condition. The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Time Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). If, due to any of Time Inc.’s representations being untrue or Time Inc.’s covenants being breached, it was determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code, or that an excess loss account existed at the date of the Time Spin-Off, Time Inc. could be required to indemnify Time Warner for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

The preceding risk factors should not be construed as a complete list of factors that may affect our future operations and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns its headquarters located at 1716 and 1615 Locust Street (“Des Moines Campus”) in Des Moines, Iowa, and is the sole occupant of the Des Moines Campus. The Company also leases property in New York, New York, and believes these facilities, together with our other locations, are sufficient to meet our current and expected future requirements. As a result of dispositions and cost-reduction initiatives, we have vacant leased space, including two floors at our location in New York, New York. The vacant space is presently held with the intent to sublease for the remainder of the lease term.

ITEM 3. LEGAL PROCEEDINGS

See the discussion of legal proceedings contained under the Legal Proceedings heading of Note 11 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

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

On August 31, 2021, there were approximately 780 holders of record of the Company’s common stock and 435 holders of record of class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock during the period July 1, 2016, to June 30, 2021, with the Standard and Poor’s (S&P) SmallCap 600 Index and the Dow Jones US Media Index.

The graph depicts the results for investing $100 in the Company’s common stock, the S&P SmallCap 600 Index and the Dow Jones US Media Index, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company’s repurchases of common stock during the quarter ended June 30, 2021.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in millions)
April 1 to April 30, 2021	—	$—	—	$45.5
May 1 to May 31, 2021	—	—	—	45.5
June 1 to June 30, 2021	42,257	39.90	2,538	45.4
Total	42,257		2,538

1	The number of shares purchased includes 2,538 shares in June 2021 delivered or deemed to be delivered to us in satisfaction of tax withholding on the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.
2	The number of shares purchased includes 39,719 shares in June 2021 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our board.

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

ITEM 6. [RESERVED]

The Company has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide five years of selected financial data.

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

Meredith operates two business segments. The national media segment reaches nearly 95 percent of all U.S. women and approximately 190 million unduplicated American consumers every month through such iconic brands as People, Better Homes & Gardens, Allrecipes, Southern Living, and Real Simple. Meredith's premium digital network reaches more than 150 million consumers each month. The company is the No. 1 U.S. magazine operator with 36 million subscribers, and the No. 2 global licensor with robust brand licensing activities that include a Better Homes & Gardens partnership with Walmart.

Meredith’s local media segment includes 17 television stations reaching 11 percent of U.S. households and more than 30 million viewers. Meredith's portfolio is concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2021, the national media segment accounted for 68 percent of the Company’s $3.0 billion in revenues while local media segment revenues contributed 32 percent.

Fiscal 2021 was a transformational year as the Company reached certain strategic events and operational milestones positioning the Company for future growth. Highlights include:

•Crossing an important milestone with digital advertising revenue surpassing magazine for the first time in Meredith’s history.

•Agreeing to sell our local media group segment, for $2.825 billion to Gray Television. The combination of the pending sale and digital advertising surpassing magazine sets the stage for post-transaction Meredith to be positioned as a ‘digital-first’ media company with low-leverage and the capacity to invest in future organic and inorganic growth.

•Our digital businesses delivered record revenues across the board, driven by:

◦Our launch of the Meredith Data Studio, which brings together our valuable first-party data and predictive insights to help clients improve returns on their advertising investments. Both the Meredith Data Studio and our new digital platform have been key factors in large client expansions.

◦Strong performance from our licensing relationships with Apple News+ and Walmart, and we retained our position as the world’s second-largest licensor for the 6th straight year according to License Global.

◦Expanding performance marketing activities in fiscal 2021, in particular our relationship with key retail partnerships. In total, our performance marketing efforts drove nearly $1 billion in retail sales for our partners during the year.

•While our magazine business endured COVID-19 all year, we gained more than 4 percentage points of magazine advertising market share, bringing our total to 36 percent. In addition, we sold nearly 20 million copies of our newsstand specials, one million more copies than the prior year. This is a substantial accomplishment considering many newsstands were closed or operated at reduced capacity due to COVID-19.

•Our Local Media Group also delivered record results, driven by record political related advertising revenues and continued growth in retransmission consent revenues.

•Finally, we reduced long-term debt by redeeming $250.0 million of the 2026 Unsecured Senior Notes.
In addition to the many performance metrics, the Company had several recent social and environmental accomplishments. For example:

•We made Sustainability Accounting Standards Board disclosures available publicly for the first time, and completed the Carbon Disclosure Project’s Forests and Climate questionnaires for the second year;

•We earned Gender Fair certification for achieving standards in leadership and opportunity, employee policies, advertising and communications, diversity reporting, and social impact related to women empowerment;

•We have been recognized by 50/50 Women on Boards as having a gender-balanced board;

•We created a Business Diversity and Social Responsibility program to facilitate alignment with suppliers that share our values; and

•We launched our Good Impressions program that brings Meredith’s media and marketing consultation services to bear for minority owned small businesses in the communities we serve.

We have a large audience deeply engaged with our trusted brands; our digital businesses are delivering record performance; and the pending Local Media Group transaction will enhance our ability to invest in future growth and return capital to shareholders.

NATIONAL MEDIA

Advertising related revenues made up 48 percent of fiscal 2021 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our digital properties to clients interested in promoting their brands, products, and services to consumers as well as revenue we generate selling advertising space on third-party platforms. Changes in advertising related revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith’s magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising related revenues.

Consumer related revenues accounted for 49 percent of fiscal 2021 national media revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and include circulation activities; magazine subscriptions sales for third-party publishers; brand licensing; digital lead generation; affiliate marketing; and other e-commerce sales, product sales, and related activities. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 57 percent of consumer related revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising related revenues also can influence consumers’ response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. Subscription revenues per copy and related costs can also vary significantly by subscription source. Some subscription sources generate lower revenues than other sources but have proportionately lower related costs. A key factor in our subscription success is our industry-leading database. It contains an abundance of attributes on 185 million individuals, including 90 percent of U.S. millennial women. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month-to-month depending on economic and other factors. The remaining consumer related revenues are generally affected by changes in the level of economic activity in the U.S., including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

The remaining 3 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services. In addition, for certain sold brands, Meredith has provided consumer marketing, subscription fulfillment, paper purchasing, printing, and other services under outsourcing agreements and records such revenue in other revenue.

National media’s major expense categories are employee compensation costs, subscription acquisition costs, and production and delivery of publications and promotional mailings. Employee compensation, which includes benefits expense, represented 26 percent of national media’s operating expenses in fiscal 2021. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. Subscription acquisition costs, which represent the cost of obtaining subscriptions from third-party agents, accounted for 22 percent of the national media segment’s operating expenses in fiscal 2021.

Paper, postage, and production charges represented 21 percent of the segment’s operating expenses in fiscal 2021. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We have a multi-year contract for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and legislative mandates imposed on the USPS. In January 2021, the USPS increased rates by approximately 1.8 percent for First-Class Mail and 1.5 percent for other categories. The most recent rate change was an increase of approximately 6.9 percent effective August 2021. The USPS has also announced proposed temporary rate adjustments for the 2021 holiday season. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases.

The remaining 31 percent of fiscal 2021 national media expenses included depreciation and amortization, costs for magazine newsstand distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives the majority of its revenues—59 percent in fiscal 2021—from the sale of spot advertising on our stations’ digital media properties as well as revenue we generate selling advertising space on third-party platforms. The remainder comes from television retransmission consent fees, television production, and other services.

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

Local media’s major expense categories are programming fees paid to the networks and employee compensation. Programming fees paid to the networks represented 36 percent of this segment’s fiscal 2021 expenses. Employee compensation represented 29 percent of local media’s operating expenses in fiscal 2021 and is affected by the same factors noted for national media. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 35 percent of local media’s fiscal 2021 operating expenses.

COVID-19 UPDATE

During fiscal 2021, COVID-19 continued to negatively impact our results, particularly advertising related revenues in our national media segment and our magazine advertising and non-political spot revenue streams. We see strong consumer engagement with our brands in both the national and local media segments and across platforms. We are also seeing performance improvement from our brands that focus on home and lifestyle. As the effects of public health measures such as travel restrictions and previously mandated business closures continue to impact consumers and the overall economy, we have seen negative performance trends continue within our brands focused on travel and luxury. While the COVID-19 pandemic continues to depress levels of magazine advertising, we have seen improvement in digital advertising. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease in revenues of approximately $100.0 million to $150.0 million in fiscal 2021.

The Company temporarily reduced the pay for our Board of Directors, our executives, and approximately 60 percent of our employees in response to the COVID-19 pandemic. These reductions were lifted, and full pay was reinstated for all parties in early September 2020.

We have not experienced a negative impact on our liquidity due to COVID-19, and we believe we have sufficient liquidity to satisfy our cash needs for the foreseeable future.

We continue to monitor the ongoing and evolving situation. There may be developments outside our control requiring us to adjust our operating plan. Due to the emergence of new variants and continued high case counts, fiscal 2022 is expected to continue to be a time of uncertainty. While fiscal 2021 earnings increased as compared to the prior year due to record political and digital advertising, there remains the risk that COVID-19 could have material adverse impacts on our future revenue growth as well as our overall profitability. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity. For additional discussion of the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1- Risk Factors in this Form 10-K.

FISCAL 2021 FINANCIAL OVERVIEW

•During fiscal 2021, the Company made debt principal payments totaling $254.1 million including redeeming, in the third quarter of fiscal 2021, $250.0 million of its senior unsecured notes. Those notes bore the highest interest rate in the Company’s debt portfolio.

•Local media revenues increased 25 percent compared to the prior year primarily due to increased political spot revenues and digital political advertising revenues included in third party sales. These increases were partially offset by decreases in non-political spot advertising revenues due primarily to political crowd-out and the impact of COVID-19. Operating profit more than doubled primarily due to the additional high-margin political advertising revenues as a result of the cyclical nature of political advertising.

•The Company sold the Travel + Leisure trademark and other related assets, including the Travel + Leisure travel clubs (collectively the Travel + Leisure Brand), and recognized a gain on the sale of $97.6 million.

•National media revenues decreased 3 percent compared to the prior year primarily due to declines in magazine advertising and subscription revenues resulting from portfolio changes and the impact of COVID-19. These declines were partially offset by increases in digital advertising, licensing, and digital and other consumer driven revenues. Digital advertising revenues surpassed magazine advertising revenues for the first time. Operating profit was $351.2 million in fiscal 2021, which included the $97.6 million gain on the sale of the Travel + Leisure Brand. Due primarily to non-cash impairment charges of $367.0 million, the national media segment ended fiscal 2020 with an operating loss of $167.7 million.

•As discussed above, COVID-19 continues to negatively impact our results, particularly magazine advertising revenues in our national media segment. As we continue to progress through the pandemic, quantifying the specific impact becomes more challenging. The Company estimates that the COVID-19 impact on total revenues was a net decrease in revenues of approximately $100.0 million to $150.0 million in fiscal 2021.

•Unallocated corporate expenses increased significantly primarily due to an increase in incentive-based compensation expenses and transaction related costs.

•The Company reported net earnings from continuing operations for fiscal 2021 of $306.6 million, which includes the $97.6 million ($72.7 million after-tax) gain on the sale of the Travel + Leisure Brand. In fiscal 2020, the Company reported a net loss from continuing operations of $209.0 million reflecting non-cash impairment charges of $389.3 million ($327.6 million after-tax). Absent the gain on the sale of the Travel + Leisure Brand and the impairment charges, the Company would have had net earnings from continuing operations of $233.9 million in fiscal 2021 and $118.6 million in fiscal 2020. The increase in net earnings from continuing operations reflects the increased political and digital advertising.

•In fiscal 2021, we generated $398.6 million in operating cash flows and invested $35.2 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2021	Change	2020	Change	2019
(In millions except per share data)
Total revenues	$2,977.4	5%	$2,848.6	(11)%	$3,188.5
Operating expenses
Costs and expenses	(2,465.8)	(2)%	(2,526.6)	(8)%	(2,758.8)
Acquisition, disposition, and restructuring related activities	49.8	n/m	(26.8)	(73)%	(100.9)
Impairment of goodwill and other long-lived assets	—	n/m	(389.3)	n/m	(41.8)
Total operating expenses	(2,416.0)	(18)%	(2,942.7)	1%	(2,901.5)
Income (loss) from operations	$561.4	n/m	$(94.1)	n/m	$287.0
Net earnings (loss) from continuing operations	$306.6	n/m	$(209.0)	n/m	$129.1
Net earnings (loss)	306.6	n/m	(234.3)	n/m	46.3
Diluted earnings (loss) per common share from continuing operations	6.27	n/m	(9.85)	n/m	1.12
Diluted earnings (loss) per common share	6.27	n/m	(10.41)	n/m	(0.70)
n/m - Not meaningful

TRENDS AND UNCERTAINTIES

The following is a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the national media and local media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Advertising revenues accounted for 51 percent of total revenues in fiscal 2021. Advertising demand is the Company’s key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Demand for political advertising in the Company’s local media segment is cyclical in nature, generally following the biennial cycle of election campaigns with peaks occurring in our odd fiscal years (e.g., fiscal 2021, fiscal 2019) and particularly in our second quarter of those fiscal years. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates, and over time, television programming rights. The Company’s cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital media, digital and customer relationship marketing, affinity marketing, brand licensing, database-related activities, and other related operations. The national media segment contributed 68 percent of Meredith’s consolidated revenues and 53 percent of the combined operating profit from national media and local media operations in fiscal 2021.

National media revenues decreased 3 percent in fiscal 2021. Operating costs and expenses decreased 6 percent. Operating profit was $351.2 million in fiscal 2021, which included the $97.6 million gain on the sale of the Travel + Leisure Brand.

Fiscal 2020 national media revenues declined 11 percent. Costs and expenses decreased 11 percent, and impairment charges of $367.0 million were recorded in the national media segment. Due to the impairment charges, the national media operations reported an operating loss of $167.7 million in fiscal 2020.

National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2021	Change	2020	Change	2019
(In millions)
Revenues	$2,023.5	(3)%	$2,081.6	(11)%	$2,326.6
Operating expenses
Costs and expenses	(1,763.8)	(6)%	(1,879.9)	(11)%	(2,104.5)
Acquisition, disposition, and restructuring related activities	91.5	n/m	(2.4)	(96)%	(54.3)
Impairment of goodwill and other long-lived assets	—	n/m	(367.0)	n/m	(41.8)
Total operating expenses	(1,672.3)	(26)%	(2,249.3)	2%	(2,200.6)
Operating profit (loss)	$351.2	n/m	$(167.7)	n/m	$126.0
n/m - Not meaningful

Revenues

The table below presents the components of national media revenues for the last three fiscal years.

Years ended June 30,	2021	Change	2020	Change	2019
(In millions)
Advertising related
Digital	$491.8	31%	$376.8	(5)%	$394.9
Magazine	426.5	(23)%	553.5	(20)%	690.1
Third party sales	46.1	(27)%	63.1	(3)%	65.3
Total advertising related	964.4	(3)%	993.4	(14)%	1,150.3
Consumer related
Subscription	564.7	(8)%	611.8	(15)%	716.1
Newsstand	150.0	(1)%	150.8	(9)%	165.5
Licensing	124.9	27%	98.0	3%	95.2
Affinity marketing	62.3	(8)%	67.4	1%	66.7
Digital and other consumer driven	90.9	25%	72.8	28%	56.8
Total consumer related	992.8	(1)%	1,000.8	(9)%	1,100.3
Other
Project based	50.4	(11)%	56.7	12%	50.5
Other	15.9	(48)%	30.7	20%	25.5
Total other	66.3	(24)%	87.4	15%	76.0
Total revenues	$2,023.5	(3)%	$2,081.6	(11)%	$2,326.6

Advertising Related Revenue
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue generated from selling advertising space on third-party platforms. Advertising related revenue decreased 3 percent in fiscal 2021.

Digital advertising revenue increased 31 percent in fiscal 2021. Meredith’s Data Studio, which launched in the first quarter of fiscal 2021, offers advertising solutions that harness the Company’s proprietary first-party data and predictive insights to help inform its clients’ marketing, product, and business strategies, providing the opportunity to create multi-year integrated partnerships with our top clients. This has driven positive digital advertising results across our brands. In fiscal 2021, sessions increased almost 15 percent and approximately 60 percent of digital advertising was from direct sales while approximately 40 percent was open programmatic digital advertising. People.com delivered the strongest year-over-year traffic growth as it continued to benefit from strong interest in celebrity and entertainment-related information. We also delivered continued growth at Allrecipes.com, along with our home sites, including Southern Living and Martha Stewart.

We believe certain trends resulting from the impact of COVID-19, such as increased cooking at home, redecorating, and home remodeling, appear to be positively impacting web traffic, and the Company is seeing positive trends on many of our sites, including Allrecipes.com and People.com. Growth in open programmatic advertising has been driven by the combination of advertisers coming back into the market and increased sessions. In addition, the Company saw a recovery in cost per thousand or CPM’s, which had been suppressed during the early stages of the pandemic. While digital traffic to our sites has historically been strongest in our second quarter, the Company continued to see increased consumer demand in the back half of fiscal 2021.

Digital advertising decreased 5 percent in fiscal 2020. While the Company saw increased digital advertising revenues during the first eight months of fiscal 2020, the Company estimates that cancellations and delays in digital advertising revenues due to the COVID-19 pandemic resulted in a $33.0 million adverse impact in fiscal 2020.

The following table presents advertising page information according to MediaRadar, an independent agency that measures advertising sales volume, for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2021	Change	2020	Change	2019
People	1,612	(17)%	1,941	(16)%	2,303
Better Homes & Gardens	894	4%	860	(9)%	942
Southern Living	788	7%	738	(10)%	816
Parents	776	11%	701	(14)%	817
Real Simple	690	(7)%	738	1%	733
InStyle	550	(41)%	933	(14)%	1,081
Health	489	(3)%	506	(1)%	510
Shape	459	(9)%	504	(13)%	579
Food & Wine	450	(21)%	573	(8)%	620
Martha Stewart Living	432	(5)%	453	(19)%	560
EatingWell	429	(7)%	461	12%	410
Successful Farming	428	(8)%	464	(7)%	501
Travel + Leisure	403	(45)%	735	(4)%	764
Entertainment Weekly [2]	343	12%	307	(37)%	491
People en Español	313	(17)%	375	(15)%	442
Allrecipes	282	(1)%	285	3%	276
Midwest Living	270	0%	269	(11)%	302
Wood	171	(4)%	179	(16)%	214
Magnolia Journal	165	11%	148	17%	126
Rachael Ray in Season [3]	31	(82)%	168	(57)%	392
Traditional Home [4]	27	(61)%	69	(82)%	373
Cooking Light [5]	22	—	—	(100)%	273
Family Circle [1]	—	(100)%	342	(54)%	750
Coastal Living [6]	—	—	—	(100)%	75
[1] Closed effective with the December 2019 issue.
[2] Effective with the August 2019 issue, transitioned to a monthly subscription title.
[3] Effective after the December 2019 issue, became a quarterly newsstand-only publication.
[4] Effective after the Fall/Winter 2019 issue, became a quarterly newsstand-only bookazine. Effective with the Fall/Winter 2020 issue, became a quarterly subscription title.
[5] Merged into EatingWell effective January 2019 and became a newsstand-only bookazine. Effective with the Winter 2020 issue, became a quarterly subscription title.
[6] Effective March 2019, became a quarterly newsstand-only bookazine. Effective with the Winter 2020 issue, became a quarterly subscription title.

During fiscal 2019 and fiscal 2020, Meredith has made changes to its portfolio of brands and titles intended to enhance the consumer experience, provide more effective and efficient platforms for advertisers, and increase the profitability of the portfolio. The fiscal 2020 changes included closing Family Circle magazine and transitioning Traditional Home and Rachael Ray Every Day to premium newsstand titles, which resulted in declines in combined print advertising revenues of approximately $20.7 million in fiscal 2021. Magazine advertising continues to be negatively impacted by COVID-19, with the toiletries and cosmetics and the travel categories being impacted the most. In addition, the food and beverage and prescription drug categories were negatively impacted in fiscal 2021. Most titles experienced declines in advertising pages and related magazine advertising revenues as compared to the prior year. The decline compared to the prior year was due to both the impact of COVID-19 and changing market demands for magazine advertising.

The fiscal 2019 changes included closing the Money and Martha Stewart Weddings magazines, changing the frequency of Entertainment Weekly to a monthly title, transitioning Coastal Living to a premium newsstand title, and merging Cooking Light into Meredith’s popular EatingWell title, which resulted in declines in combined print advertising revenues of approximately $60.0 million in fiscal 2020. Of the remaining decline in print advertising revenues of $76.6 million, the Company estimates that advertising cancellations and delays due to the COVID-19 pandemic resulted in a $45.2 million adverse impact in fiscal 2020. The remaining decrease in print advertising revenues is primarily due to changing market demands for print advertising.

The decrease in third-party sales of 27 percent in fiscal 2021 was primarily due to reductions in cover wrap sales as well as decreases in advertising pages in publications the Company produces on behalf of others. These declines were primarily due to a continued reluctance to handle printed material within doctor’s offices due to COVID-19.

The 3 percent decrease in third party sales in fiscal 2020 was primarily due to reductions in cover wrap sales as well as decreases in advertising pages in publications the Company produces on behalf of others. The Company estimates that cancellations and delays in digital third party sales due to the economic impacts of the COVID-19 pandemic resulted in a $3.5 million adverse impact during fiscal 2020.

Consumer Related Revenue
Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Fiscal 2021 consumer related revenues declined 1 percent as compared to the prior year.

For fiscal 2021, approximately 40 percent of the declines in subscription revenues were due to the portfolio changes noted above. The remaining decreases in subscription revenues were due primarily to changes in subscriber source mix. Subscriptions received directly by the Company tend to have lower subscription revenues, lower acquisition costs, and higher renewal rates. Newsstand revenues decreased 1 percent as compared to fiscal 2020. Newsstand sale trends continue to decline for both monthly and weekly ratebase titles. Meredith Premium Publishing total sale units increased over the prior year primarily due to a large amount of tributes/political issues published in fiscal 2021 and a very weak fourth quarter in fiscal 2020 due to COVID-19. Licensing revenue increased primarily due to an increase in royalties from Apple News+ and Walmart. Digital and other consumer driven revenue increased primarily due to increases in ecommerce revenues.

Approximately 65 percent of the fiscal 2020 decline in subscription revenue was due to the portfolio changes detailed above. In addition, a trade book line of business was closed, which resulted in a $5.4 million decrease in subscription revenue in fiscal 2020. The remaining decrease in subscription revenue in fiscal 2020 was due primarily to a change in mix to subscriptions received directly by the Company. Digital and other consumer driven revenue increased primarily due to increases in ecommerce revenues from direct product sales and lead generation referrals. The Company estimates that shelter-in-place orders and reductions in travel due to the COVID-19 pandemic resulted in a $17.6 million adverse impact on newsstand revenues in fiscal 2020.

While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues into fiscal 2022, the Company expects digital advertising to continue its strong performance while the recovery of other advertising and certain consumer related revenues are expected to continue to lag, such as ratebase titles sold on the newsstand. While many retail establishments have reopened and government restrictions have, in many locations, been removed or lightened, the future impact of the COVID-19 pandemic remains highly uncertain.

Other Revenue
Fiscal 2021 other revenue decreased 24 percent primarily due to non-repeating project work, declines in revenues from operational support agreements for the previously sold brands, decreases in other custom publishing projects, and the negative impact of COVID-19 on consumer events.

Other revenue increased 15 percent in fiscal 2020 primarily due to the delivery of episodes of a streaming program created for a third party. The Company estimates that the cancellation of events sponsored by the Company due to the COVID-19 pandemic resulted in a $9.0 million adverse impact on other revenues in fiscal 2020.

Operating Expenses

Operating Costs and Expenses
Fiscal 2021 operating costs and expenses decreased 6 percent primarily due to lower amortization expense of $46.6 million, a reduction in subscription acquisition costs of $37.4 million, a decrease in paper expense of $17.7 million, a decline in non-payroll related editorial costs of $17.4 million, lower occupancy-related costs of $13.7 million, a reduction in distribution costs of $13.1 million, a decrease in bad debt expense of $12.9 million, a decline in travel and entertainment expenses of $11.9 million, and a reduction in employee compensation costs of $9.9 million. The portfolio changes noted above as well as the impact from COVID-19 contributed to the declines. These declines were partially offset by an increase in performance-based compensation costs of $21.4 million, higher ad revenue-related partner remittance of $18.5 million, an increase in outside sales commission expense of $12.2 million, and a reduction of $10.6 million in revenues earned under Transition Service Agreements (TSAs) related to previously sold brands, which were recorded as credits to operating expenses.

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

While the Company is not able to estimate the impact of the COVID-19 pandemic on operating costs and expenses into fiscal 2022, the Company expects that to the extent print advertising revenues recover, related direct costs and expenses will also increase.

Acquisition, Disposition, and Restructuring Related Activities
Fiscal 2021 acquisition, disposition, and restructuring related activities primarily represented a $97.6 million gain on the sale of the Travel and Leisure Brand offset by $6.7 million in severance and related benefit costs.

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

Operating Profit (Loss)

Fiscal 2021 operating profit grew to $351.2 million, which included the $97.6 million gain on the sale of the Travel + Leisure Brand. Absent this gain, national media operating profit would have been $253.6 million. National media operations resulted in a $167.7 million loss in fiscal 2020 reflecting the $367.0 million non-cash impairment charges to reduce the carrying value of goodwill and other long-lived assets. Absent the impairment charges, national media operating profit would have been $199.3 million, an increase as compared to fiscal 2019. The fiscal 2021 increase was primarily due to the increase in digital advertising revenues and the reduction of operating costs and expenses, partially offset by the negative impact of COVID-19. The fiscal 2020 increase was primarily due to previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses partially offset by a reduction in revenues as discussed above.

LOCAL MEDIA

The following discussion reviews operating results for the Company’s local media segment, which consists of 17 television stations and related digital media as well as MNI, which generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties. The local media segment contributed 32 percent of Meredith’s consolidated revenues and 47 percent of the combined operating profit from national media and local media operations in fiscal 2021.

Fiscal 2021 local media revenues rose 25 percent, and operating profit more than doubled primarily as a result of increased cyclical political advertising.

Fiscal 2020 local media revenues declined 11 percent and operating profit decreased 48 percent primarily due to lower political advertising due to the cyclical nature of such revenues, the impacts of the COVID-19 pandemic on revenues, and a non-cash impairment charge.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2021	Change	2020	Change	2019
(In millions)
Revenues	$958.8	25%	$769.3	(11)%	$863.8
Operating expenses
Costs and expenses	(637.5)	6%	(598.7)	2%	(584.3)
Acquisition, disposition, and restructuring related activities	(7.3)	n/m	(2.3)	92%	(1.2)
Impairment of long-lived assets	—	n/m	(22.3)	—	—
Total operating expenses	(644.8)	3%	(623.3)	6%	(585.5)
Operating profit	$314.0	n/m	$146.0	(48)%	$278.3
n/m - Not meaningful

Revenues

The table below presents the components of local media revenues for the last three fiscal years.

Years ended June 30,	2021	Change	2020	Change	2019
(In millions)
Advertising related
Non-political spot	$279.2	(2)%	$285.6	(12)%	$323.3
Political spot	175.4	n/m	23.9	n/m	102.9
Digital	19.0	7%	17.7	12%	15.8
Third party sales	92.5	15%	80.7	(16)%	96.2
Total advertising related	566.1	39%	407.9	(24)%	538.2
Consumer related
Retransmission	377.0	8%	347.9	10%	316.5
Digital and other consumer driven	0.8	n/m	0.0	—	0.0
Total consumer related	377.8	9%	347.9	10%	316.5
Other	14.9	10%	13.5	48%	9.1
Total revenues	$958.8	25%	$769.3	(11)%	$863.8
n/m - Not meaningful

Advertising Related Revenue
Local media revenues increased 25 percent in fiscal 2021. Advertising related revenues increased 39 percent. Political advertising revenues increased primarily due to the November 2020 elections. Political spot advertising revenues totaled $175.4 million in the current fiscal year compared with $23.9 million in the prior year. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental.

Non-political spot advertising revenues decreased 2 percent in fiscal 2021. Local non-political advertising revenues declined 3 percent while national non-political advertising revenues were flat in fiscal 2021. Declines in non-political spot revenues in fiscal 2021 were caused by both political crowd-out and COVID-19. While the Company believes that COVID-19 continues to impact non-political spot advertising, quantifying the specific impact becomes more challenging. In fiscal 2021, there were several categories that were negatively impacted by COVID-19 with automotive, retail, furnishings, and restaurants being impacted the most. However, both the professional services category, now our largest category, and home services were up, showing strong performances in spite of COVID-19 and political crowd out, and gaming was up significantly.

Fiscal 2020 local media revenues decreased 11 percent as compared to the prior year. Advertising related revenue declined 24 percent. Political spot advertising revenues totaled $23.9 million in the current year compared with $102.9 million in the prior year. Non-political spot advertising revenues declined 12 percent. Local non-political spot advertising revenues decreased 13 percent and national non-political spot advertising revenues declined 9 percent in fiscal 2020. The Company estimates that cancellations and delays in non-political spot revenues due to the economic impacts of the COVID-19 pandemic resulted in a $37.2 million adverse impact on non-political spot revenues during fiscal 2020.

Digital advertising revenues grew 7 percent in fiscal 2021 and 12 percent in fiscal 2020 primarily due to increased programmatic ad and video sales. The Company estimates that cancellations and delays in digital advertising revenues due to the economic impacts of the COVID-19 pandemic resulted in a $0.8 million adverse impact on digital advertising revenues during fiscal 2020.

Third party sales, which represent revenue generated through selling advertising space on third-party platforms, increased 15 percent in fiscal 2021 primarily due to the increase in digital political advertising of $15.6 million offset by reductions in third party sales primarily related to COVID-19. Third party sales declined 16 percent in fiscal 2020 primarily due to decreased coverwrap and print insert sales. The Company estimates that cancellations and delays in third party sales due to the economic impacts of the COVID-19 pandemic resulted in a $7.4 million adverse impact on third party sales revenue during fiscal 2020.

As discussed above, COVID-19 negatively impacted our results, particularly non-political spot and non-political third party advertising related revenues, for the year ended June 30, 2021. As the pandemic continues, quantifying the specific impact becomes more challenging. While the Company is not able to estimate the impact of the COVID-19 pandemic on revenues in fiscal 2022, the Company expects the COVID-19 pandemic to continue to negatively impact non-political spot and third party sales advertising revenues into fiscal 2022. For example, continued supply chain disruptions are expected to lower automotive-related advertising spending. While many retail establishments have reopened and government restrictions have, in many locations, been removed or lightened, the future impact of the COVID-19 pandemic remains highly uncertain.

Consumer Related Revenue
Consumer related revenues primarily represent retransmission consent fees from cable, satellite, telecommunications operators, and streaming over-the-top (OTT) services (such as YouTube TV). Consumer related revenues increased in fiscal 2021 and fiscal 2020 primarily due to renegotiated contracts and annual escalators.

Other Revenue
Other revenue increased 10 percent in fiscal 2021 and 48 percent in fiscal 2020 primarily due to increased revenues from programming streams on digital channels.

Operating Expenses

Operating Costs and Expenses
The fiscal 2021 increase in local media operating costs and expenses was primarily due to higher programming fees paid to affiliated networks of $24.3 million, higher third party inventory acquisition costs of $12.1 million, an increase in outside sales commissions expense of $7.4 million, and an increase in performance-based compensation expenses of $7.1 million. The increases in third party inventory acquisition costs and outside sales commissions were primarily due to the increase in political advertising revenues. These increases were partially offset by a reduction in depreciation and amortization of $7.4 million and lower bad debt expense of $4.4 million.

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

While the Company is not able to estimate the impact of the COVID-19 pandemic on operating costs and expenses into fiscal 2022, the Company expects that, to the extent advertising related revenues recover, related direct costs and expenses will also increase.

Acquisition, Disposition, and Restructuring Related Activities
Fiscal 2021 acquisition, disposition, and restructuring related activities more than doubled due to a $5.0 million increase in severance and related benefit costs.

Impairment of Long-Lived Assets
In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $22.3 million to reduce the value of one of the local media segment's FCC licenses.

Operating Profit

Local media operating profit more than doubled in fiscal 2021 primarily due to the increase in high-margin political spot advertising revenues.

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

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three fiscal years were as follows:

Years ended June 30,	2021	Change	2020	Change	2019
(In millions)
Costs and expenses	$69.4	38%	$50.3	(30)%	$71.9
Acquisition, disposition, and restructuring related activities	34.4	56%	22.1	(51)%	45.4
Unallocated corporate expenses	$103.8	43%	$72.4	(38)%	$117.3

Unallocated corporate expenses increased $31.4 million in fiscal 2021 primarily due to increases in performance-based compensation expenses of $22.3 million and increases in transactions costs of $22.0 million partially offset by a reduction in benefit-related expenses of $7.2 million and a $5.7 million decrease in integration and exit costs.

Unallocated corporate expenses decreased 38 percent in fiscal 2020 primarily due to decreases in integration and exit costs of $22.7 million, performance-based compensation expenses of $17.2 million, employee-related compensation costs of $6.1 million, and consulting services expenses of $4.3 million partially offset by increases in other miscellaneous business expenses.

Of the $17.2 million reduction in performance-based compensation expenses in fiscal 2020, the Company estimates that $4.4 million of that reduction was due to the impact of the COVID-19 pandemic on revenues and operating results of the Company. Other than the reduction in performance-based compensation expenses and a reduction of $1.1 million in other expenses, the Company estimates that the COVID-19 pandemic did not have a significant impact on unallocated corporate operating costs and expenses during fiscal 2020 or fiscal 2021.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2021	Change	2020	Change	2019
(In millions)
Production, distribution, and editorial	$1,024.5	(2)%	$1,047.6	(10)%	$1,161.2
Selling, general, and administrative	1,278.3	2%	1,259.1	(7)%	1,350.0
Acquisition, disposition, and restructuring related activities	(49.8)	(286)%	26.8	(73)%	100.9
Depreciation and amortization	163.0	(26)%	219.9	(11)%	247.6
Impairment of goodwill and other long-lived assets	—	n/m	389.3	831%	41.8
Operating expenses	$2,416.0	(18)%	$2,942.7	1%	$2,901.5
n/m - Not meaningful

Production, Distribution, and Editorial Costs
Fiscal 2021 production, distribution, and editorial costs decreased 2 percent as compared to fiscal 2020 primarily due to a reduction in paper expense of $17.7 million, a decline in non-payroll related editorial costs of $17.4 million, lower distribution costs of $13.1 million, a reduction in custom publishing expenses of $5.6 million, and lower travel and entertainment expenses of $3.5 million partially offset by an increase in programming fees paid to affiliated networks of $24.3 million and MNI inventory expenses of $12.1 million.

Production, distribution, and editorial costs decreased 10 percent in fiscal 2020 primarily due to lower combined production, distribution, and paper costs of $86.4 million and a decline in non-payroll related editorial costs of $48.0 million partially offset by an increase in programming fees paid to affiliated networks of $27.2 million.

Selling, General, and Administrative Expenses
Fiscal 2021 selling, general, and administrative expenses increased 2 percent primarily due to higher performance-based compensation costs of $51.0 million, an increase in outside sales commission expense of $19.6 million, higher ad revenue-related partner remittance of $18.5 million, a reduction of $10.6 million in revenues earned under TSAs, which were recorded as a credit to selling, general, and administrative expenses, and an increase in consulting services expenses of $5.9 million. These increases were partially offset by lower subscription acquisition costs of $37.4 million, a decline in bad debt expense of $17.3 million, a decline in travel and entertainment expenses of $13.0 million, a decrease in occupancy-related costs of $14.7 million, and a decrease in employee compensation costs of $11.5 million.

Selling, general, and administrative expenses declined 7 percent primarily due to a reduction in employee compensation costs of $49.0 million, decreases in performance-based compensation expenses of $26.5 million, and a reduction in third party acquisition costs of $17.5 million.

Acquisition, disposition, and restructuring related activities
Fiscal 2021 acquisition, disposition, and restructuring related activities were primarily made up of a gain on the sale of the Travel and Leisure Brand of $97.6 million partially offset by professional service fees of $22.0 million, severance and related benefit costs of $14.6 million, and integration and exit costs of $13.4 million.

The fiscal 2020 acquisition, disposition, and restructuring related activities primarily represented integration and exit costs of $23.6 million and severance and related benefit costs of $14.2 million partially offset by the gain on the sale of business assets of $8.8 million.

Fiscal 2019 acquisition, disposition, and restructuring related activities expense primarily included $51.5 million of severance and related benefit costs and $64.6 million of integration costs partially offset by a credit for a gain on the sale of the Company's 30 percent interest in Charleston Tennis of $6.4 million.

Depreciation and Amortization
Depreciation and amortization expense decreased 26 percent in fiscal 2021 primarily due to a reduction in advertiser relationships amortization expense in our national media segment due to such intangible assets becoming fully amortized during the prior fiscal year.

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

The impairment of long-lived assets recorded in fiscal 2019 related to non-cash impairments of trademarks in the national media segment.

Operating Expenses
Employee compensation, including benefits, was the largest component of our operating expenses in fiscal 2021. Employee compensation represented 29 percent of total operating expenses in fiscal 2021, compared to 23 percent in fiscal 2020, and 26 percent in fiscal 2019. While subscription acquisition costs were the second largest component of operating costs in fiscal 2021 at 15 percent, national media paper, production, and postage combined expense accounted for 15 percent of fiscal 2021 operating costs and was the second largest component of our total operating costs in fiscal 2020 at 13 percent and in fiscal 2019 at 15 percent.

Income (Loss) from Operations

Income from operations increased to $561.4 million in fiscal 2021, of which $97.6 million related to the gain on the sale of the Travel + Leisure Brand. Absent this gain, fiscal 2021 income from operations would have been $463.8 million. Fiscal 2020 loss from operations was $94.1 million, reflecting the non-cash impairment charges of $389.3 million. Absent these impairment charges, fiscal 2020 income from operations would have been $295.2 million. The increase in income from operations in fiscal 2021 was primarily due to higher operating profit in our local media operations primarily as a result of the increased political advertising revenues, increases in digital advertising revenues and a reduction in depreciation and amortization expense partially offset by the adverse impact of COVID-19 on our national media business and an increase in performance-based compensation expenses.

Fiscal 2020 loss from operations of $94.1 million was a decrease of $381.1 million from fiscal 2019 income from operations of $287.0 million. The decrease was primarily due to non-cash impairment charges of $389.3 million. Absent impairment charges in both years, fiscal 2020 income from operations would have been $295.2 million, a decrease of 10 percent compared to $328.8 million in fiscal 2019, primarily due to an estimated impact from the COVID-19 pandemic of $83.1 million and a reduction in political revenues of $79.0 million more than offsetting a reduction in acquisition, disposition, and restructuring related activities of $74.1 million, a decrease in depreciation and amortization of $27.7 million, and a decline in performance-based compensation expenses of $17.3 million.

Non-operating Income (Expense), net

Net non-operating income was $10.8 million in fiscal 2021 compared to fiscal 2020 net non-operating expense of $1.3 million. Fiscal 2021 net non-operating income related primarily to a pension and other postretirement plans benefit credit of $8.3 million and the gain on the sale of an investment of $3.6 million partially offset by pension settlement charges of $1.1 million. Fiscal 2020, net non-operating expense related primarily to pension settlement charges of $13.0 million offset by an $8.0 million credit for the release of a lease guarantee and a pension and other postretirement plans benefit credit of $4.8 million.

Fiscal 2020 net non-operating expense was $1.3 million as compared to fiscal 2019 net non-operating income of $24.2 million. The change was primarily due to an increase in pension settlement charges of $16.4 million and the reduction in the pension and other postretirement plans benefit credits of $10.7 million.

Interest Expense, net

Net interest expense was $178.6 million in fiscal 2021, $145.8 million in fiscal 2020, and $170.6 million in fiscal 2019. As a result of debt prepayments, an extinguishment loss of $11.9 million was recognized in the third quarter of fiscal 2021. During fiscal 2019, the Company recorded $10.9 million of extinguishment losses related to the early payment of debt and repricing of its senior secured term loan (Term Loan B). Average long-term debt outstanding was $3.0 billion in fiscal 2021, $2.4 billion in fiscal 2020, and $2.7 billion in fiscal 2019. The Company’s approximate weighted average interest rate was 5.6 percent in fiscal 2021, 6.1 percent in fiscal 2020, and 7.1 percent in fiscal 2019. The weighted average interest rates include the effects of extinguishment losses during fiscal 2021 and fiscal 2019. For the years ended June 30, 2020 and 2019, $2.1 million and $21.4 million, respectively, of interest expense was allocated to discontinued operations and was included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

Income Taxes

The Company’s effective tax rate was 22.1 percent in fiscal 2021, 13.3 percent in fiscal 2020, and 8.2 percent in fiscal 2019.

In the third quarter of fiscal 2020, the Federal District Court ruled in the Company’s favor on a disputed Internal Revenue Code Section 199 issue for fiscal years 2006 through fiscal 2012. In the first quarter of fiscal 2021, the Department of Justice waived its right to appeal resulting in the finalization of the Federal District Court decision and the release of the associated reserve for uncertain tax positions. Therefore, a tax benefit of $15.2 million was recorded in the first quarter of fiscal 2021.

In fiscal 2021, the Company recorded tax expense of $87.0 million for an effective rate of 22.1 percent. The primary impact to the fiscal 2021 effective tax rate was the favorable Code Section 199 court determination being finalized and the release of $15.2 million of the associated reserve for uncertain tax positions.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Common Share from Continuing Operations

Earnings from continuing operations were $306.6 million ($6.27 per diluted share) for the year ended June 30, 2021, compared to a loss from continuing operations of $209.0 million ($9.85 per diluted share) in the prior year.

The fiscal 2021 earnings included the gain on the sale of the Travel + Leisure Brand of $97.6 million ($72.7 million after-tax). Absent this gain, fiscal 2021 earnings from continuing operations would have been $233.9 million. The fiscal 2020 losses reflect the non-cash impairment charges of $389.3 million ($327.6 million after tax) recorded in fiscal 2020. Absent these impairment charges, fiscal 2020 earnings from continuing operations would have been $118.6 million. The increase in earnings from continuing operations was primarily due to the increase in political advertising revenues partially offset by the adverse impact of COVID-19 on our business.

The fiscal 2020 loss from continuing operations was $209.0 million ($9.85 per diluted share) compared to earnings from continuing operations of $129.1 million ($1.12 per diluted share) for fiscal 2019. The fiscal 2020 losses reflect the non-cash impairment charges of $389.3 million ($327.6 million after tax) recorded in fiscal 2020. Absent impairment charges in both years, fiscal 2020 earnings from continuing operations would have been $118.6 million, a decrease of 26 percent from fiscal 2019 earnings from continuing operations of $160.3 million. This decrease is primarily due to the impact of the COVID-19 pandemic and lower political advertising revenues partially offset by ongoing cost-savings.

Loss from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations represents the results of operations and gain/loss on the sales, net of income taxes, of the properties that were held-for-sale during fiscal 2020 and fiscal 2019. The revenues and expenses of Sports Illustrated; FanSided, a Sports Illustrated brand marketed separately from Sports Illustrated; and the Company's investments in Viant and Xumo, which were sold in fiscal 2020, were included in loss from discontinued operations, net of income taxes on the Consolidated Statements of Earnings (Loss) for the fiscal 2020 period prior to their sales.

The fiscal 2019 loss from discontinued operations represents the operating results of the TIME and Fortune brands until their respective sale dates; the operations of Sports Illustrated as the Company continued to operate the brand until its second close date in fiscal 2020, and its related impairment charge; and the operations of the properties that were held-for-sale as of June 30, 2019.

The revenues and expenses for each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Consolidated Statements of Earnings (Loss) titled loss from discontinued operations, net of income taxes for the years ended June 30, 2020 and 2019, as follows:

Years ended June 30,	2020	2019
(In millions except per share data)
Revenues	$112.1	$423.4
Costs and expenses	(108.6)	(408.5)
Impairment of goodwill	(16.0)	(8.5)
Interest expense	(2.1)	(21.4)
Gain on disposal	12.3	2.1
Loss before income taxes	(2.3)	(12.9)
Income tax expense	(23.0)	(69.9)
Loss from discontinued operations, net of income taxes	$(25.3)	$(82.8)
Loss per common share from discontinued operations
Basic	$(0.56)	$(1.83)
Diluted	(0.56)	(1.82)

Net Earnings (Loss) and Earnings (Loss) per Share

Net earnings were $306.6 million in fiscal 2021 ($6.27 per diluted common share), compared to a net loss of $234.3 million ($10.41 per diluted common share) in the prior year. Fiscal 2021 net earnings included the gain on the sale of the Travel + Leisure Brand of $97.6 million ($72.7 million after-tax). Absent this gain, fiscal 2021 net earnings would have been $233.9 million. The prior year loss reflects the non-cash impairment charges of $389.3 million ($327.6 million after tax) recorded in fiscal 2020. Absent these impairment charges, fiscal 2020 net earnings would have been $93.3 million. The increase in net earnings was primarily due to the increase in political advertising revenues partially offset by the adverse impact of COVID-19 on our business. Both basic average common shares outstanding and diluted average common shares outstanding increased slightly.

The net loss was $234.2 million in fiscal 2020 compared to net earnings of $46.3 million in fiscal 2019. Primarily due to the effects of preferred stock dividends payable on redemption of the preferred stock, the Company had a net loss attributable to common shareholders of $476.0 million ($10.41 per diluted common share) for the year ended June 30, 2020, and a net loss attributable to common shareholders of $32.0 million ($0.70 per diluted common share) for fiscal 2019. The fiscal 2020 losses reflect the non-cash impairment charges of $389.3 million ($327.6 million after tax) recorded in fiscal 2020. Absent the impairment charges in both years, fiscal 2020 net earnings would have been $93.3 million, an increase of 20 percent from the prior year net earnings of $77.5 million. The increase reflects previously executed restructuring activities and ongoing cost-savings initiatives reducing operating expenses and smaller losses on discontinued operations partially offset by a reduction in revenues. Both basic average common shares outstanding and diluted average common shares outstanding increased in fiscal 2020 as compared to fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2021	2020	2019
(In millions)
Cash flows from operating activities	$398.6	$306.6	$245.3
Cash flows from investing activities	39.5	3.1	374.3
Cash flows from financing activities	(330.8)	(216.7)	(1,013.6)
Effect of exchange rate changes	0.5	(0.5)	(1.4)
Change in cash held-for-sale	—	(5.1)	2.8
Net cash flows	$107.8	$87.4	$(392.6)

June 30,	2021	2020	2019
Cash and cash equivalents	$240.2	$132.4	$45.0
Total long-term debt	2,791.3	3,045.4	2,370.4
Shareholders’ equity	652.1	388.2	974.6
Debt to total capitalization	81%	89%	71%

OVERVIEW

Meredith’s primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. Our core businesses—digital advertising, magazine advertising, and television broadcasting—have been strong cash generators. Despite the introduction of many new technologies, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, changes in the level of demand for digital, magazine, and television advertising or our other products as well as changes in costs can have a significant effect on operating results and cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, and debt repayments) into the foreseeable future. At June 30, 2021, we had up to $347.3 million available under our revolving credit facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $107.8 million in fiscal 2021, increased $87.4 million in fiscal 2020, and decreased $392.6 million in fiscal 2019. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising related revenue accounted for approximately 50 percent of total revenues in each of the past three fiscal years. Other sources of operating cash inflows include cash received from magazine circulation sales, retransmission consent fees, performance marketing, affinity marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, network programming fees, employee benefits (including pension plans), broadcast programming rights, and other services and supplies.

Cash provided by operating activities totaled $398.6 million in fiscal 2021 compared with $306.6 million in fiscal 2020. The increase in cash provided by operating activities was primarily due to an increase in net earnings and a reduction in cash paid for severance and integration costs.

Cash provided by operating activities totaled $306.6 million in fiscal 2020 compared with $245.3 million in fiscal 2019. The increase in cash provided by operating activities was primarily due to working capital improvements and a reduction in cash paid for severance and integration costs.

Changes in the Company’s cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We did not make a pension contribution to our domestic plans in fiscal 2021, fiscal 2020, or fiscal 2019. We do not anticipate a required contribution for the domestic pension plans in fiscal 2022.

Every month during fiscal 2021, 2020, and 2019, we made a required £0.9 million per month contribution to the IPC Plan defined benefit pension plan in the U.K. We expect to continue to make the required £0.9 million per month contribution through fiscal 2022. In the event that on November 25, 2021, the IPC Plan has a funding deficit valuing its liabilities with a gilts plus 50 basis point discount rate, the Company, as the sponsor of the IPC Plan, will make a contribution equal to that funding deficit. The Company currently does not anticipate the IPC Plan to have such a funding deficit on November 25, 2021. In the event that on November 25, 2025, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2026, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2027, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to that funding deficit. Contributions shall cease to be payable from the date that the IPC Plan is confirmed to be fully funded on a gilts flat basis.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $39.5 million in fiscal 2021 due to proceeds from the sale of the Travel & Leisure brand, collections of notes receivables, and the sale of an investment, partially offset by capital expenditures. Net cash provided by investing activities was $3.1 million in fiscal 2020 due to proceeds from the sale of the Money and FanSided brands and our interests in Viant and Xumo. These proceeds were almost entirely offset by cash paid for acquisitions and capital expenditures.

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

Net cash used in financing activities was $330.8 million in fiscal 2021, compared to $216.7 million in the prior year. The increase in cash used in financing activities is primarily due to $262.7 million of debt repayments and $67.0 million to redeem outstanding warrants in fiscal 2021 compared to $675.0 million of net debt issuances in fiscal 2020. In fiscal 2020, we paid $722.0 million to redeem our Series A preferred stock and $26.6 million in original issue discount and debt issuance costs, which offset the net debt proceeds received in fiscal 2020.

Net cash used in financing activities was $216.7 million in fiscal 2020, compared to $1.0 billion in fiscal 2019. The reduction in cash used in financing activities is primarily due to $675.0 million of net debt issuances in fiscal 2020 as compared to $827.0 million of net debt repayments in fiscal 2019. In fiscal 2020, we paid $722.0 million to redeem our Series A preferred stock and $26.6 million in original issue discount and debt issuance costs, which offset the net debt proceeds received in fiscal 2020.

Long-term Debt

At June 30, 2021, total long-term debt outstanding was $2.8 billion consisting of $1.5 billion under variable-rate term loans and $1.3 billion in fixed-rate senior notes.

The variable-rate credit facility includes the Term Loan B and an incremental secured term loan (Incremental Term Loan) with $1.1 billion and $405.9 million of aggregate principal, respectively, and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2021, there were no borrowings outstanding under the revolving credit facility. There were $2.7 million of standby letters of credit issued under the revolving credit facility resulting in availability of $347.3 million at June 30, 2021. The Incremental Term Loan amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, which is in 2025, at which time the remaining principal on the Term Loan B will also mature. The interest rate under the Term Loan B is based on LIBOR plus 2.50 percent and bore interest at a rate of 2.60 percent at June 30, 2021. The interest rate under the Incremental Term Loan is based on LIBOR plus 4.25 percent with a floor of 1.00 percent for LIBOR and bore interest at a rate of 5.25 percent at June 30, 2021.

Our credit agreements include a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at June 30, 2021, as we were below the specified utilization level on the revolving credit line. The revolving credit facility was amended in June 2020, and certain covenants and terms were modified during the Covenant Relief Period, which is effective until March 31, 2022. During the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.5 percent to 3.5 percent. After the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.5 percent to 3.0 percent. It also has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The fixed-rate Senior Notes include the 2026 Unsecured Senior Notes with $1.0 billion of aggregate principal and the 2025 Secured Senior Notes with $300.0 million of aggregate principal. The Senior

Unsecured Notes mature in 2026 with an interest rate of 6.875 percent per annum, and the Senior Secured Notes mature in 2025 with an interest rate of 6.50 percent per annum. Total outstanding principal is due at the final maturity dates.

Contractual Obligations

We enter into various contractual arrangements as a part of our continued operations. Many of these contractual obligations are discussed in Item 8-Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements (Notes). As of June 30, 2021, material obligations discussed in the Notes included principal and interest payments on our long-term debt discussed above and in Note 9, operating leases discussed in Note 6, pension and postretirement benefits discussed above and in Note 14, broadcast rights discussed in Note 11, a tax indemnification liability discussed in Note 10, and contingent consideration discussed in Note 12.

In addition, as of June 30, 2021, we have material network programming and purchase obligations. The network programming obligations totaled $244.1 million due in fiscal 2022, $180.5 million in fiscal 2023, and $37.9 million in the future. Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. These obligations are $80.5 million in fiscal 2022, $48.7 million in fiscal 2023, and $19.8 million in the future. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 15. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so.

Share Repurchase Program

We have maintained a program of Company share repurchases for 33 years. In fiscal 2021, we spent $2.9 million to repurchase an aggregate of 120,000 shares of Meredith common and class B stock at then current market prices. We spent $4.7 million to repurchase an aggregate of 120,000 shares in fiscal 2020 and $10.0 million to repurchase an aggregate of 190,000 shares in fiscal 2019.

We expect to continue repurchasing shares from time to time subject to market conditions. In May 2014, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company’s stock through public and private transactions. As of June 30, 2021, $45.4 million remained available under the current authorization for future repurchases. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2021. Pursuant to the terms of our debt facilities, we may be subject to certain limitations with respect to our ability to conduct share repurchases, as further discussed under Item 1A-Risk Factors.

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

Dividend payments on common and class B stock totaled $83.0 million, or $1.745 per share, in fiscal 2020, compared to $106.0 million, or $2.240 per share, in fiscal 2019. The Series A preferred stock was paid a quarterly dividend at a rate of 8.5 percent per annum. As the Series A preferred stock was redeemed in June 2020, there will be no future dividend payments. Dividend payments on the Series A preferred stock totaled $56.5 million in fiscal 2020 and $55.9 million in fiscal 2019.

Pursuant to the terms of our debt facilities, we may be subject to certain limitations with respect to our ability to pay dividends on our stock, as further discussed under Item 1A-Risk Factors.

Capital Expenditures

Spending for property, plant, and equipment totaled $35.2 million in fiscal 2021, $55.4 million in fiscal 2020, and $46.4 million in fiscal 2019. Spending for all fiscal years primarily related to assets acquired in the normal course of business. The Company incurred $0.5 million in fiscal 2021, $2.3 million in fiscal 2020, and $6.0 million in fiscal 2019, related to the spectrum repack required by the FCC. We completed the repack in fiscal 2021. We received reimbursements from the FCC’s special fund of $0.6 million in fiscal 2021, $5.5 million in fiscal 2020, and $6.1 million in fiscal 2019, representing 80 percent of the total cost of the repack. We have no material commitments for future capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

The following summarized financial information presents summarized balance sheet information as of June 30, 2021, and 2020, and summarized statement of loss information for the year ended June 30, 2021, for Meredith Corporation (Parent Issuer) and Guarantor Subsidiaries on a combined basis.

Summarized Balance Sheet	June 30, 2021	June 30, 2020
(In millions)
Assets
Current assets	$1,074.8	$859.2
Intercompany receivable due from non-guarantor subsidiaries	2,233.8	1,177.8
Intangible assets, net	1,549.5	1,637.4
Goodwill	1,691.7	1,691.7
Other assets	1,002.7	1,077.4

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities	850.9	723.5
Intercompany payable due to non-guarantor subsidiaries	2,308.5	1,206.0
Long-term debt	2,741.9	2,981.8
Other liabilities	1,262.1	1,379.0

Summarized Statement of Earnings	Year ended June 30, 2021
(In millions)
Revenues	$2,889.4
Total operating expenses	2,372.7
Net earnings	267.0

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At June 30, 2021, goodwill and intangible assets totaled $3.3 billion, or 59 percent of Meredith’s total assets, with $2.5 billion in the national media segment and $0.8 billion in the local media segment. The impairment analyses of these assets are considered critical because of their significance to the Company and our national media and local media segments.

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

The Company performed its fiscal 2021 annual impairment review for the national media and local media reporting units using qualitative assessments as of its measurement date of May 31, 2021. Based on the results of the assessments, there was no indication of impairment.

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

See Note 7 to the consolidated financial statements for additional information.

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

Meredith’s tax rate for fiscal 2021 was 22.1 percent. Net deferred tax liabilities totaled $462.4 million, or 9 percent of total liabilities, at June 30, 2021. The primary impact to the fiscal 2021 effective tax rate was the favorable Code Section 199 court determination being finalized and the release of $15.2 million of the associated reserve for uncertain tax positions.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update 2016-13, Financial Instruments—Credit Losses, became effective for the Company on July 1, 2020. The adoption of the update did not have a material impact on our consolidated financial position, results of operations, or cash flows.

There were no other new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements in fiscal 2021. See Note 1 to the accompanying consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular, the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2020.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2021, Meredith had $1.3 billion in fixed-rate long-term debt outstanding. There were no earnings or liquidity risks associated with the Company’s fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 100-basis point decrease in interest rates would increase the fair value of the fixed-rate debt of $1.4 billion by $54.2 million at June 30, 2021.

At June 30, 2021, $1.5 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $11.0 million.

Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our Term Loan B, Incremental Term Loan, and revolving credit facility could be subject to reference rates other than LIBOR.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2021, a 10 percent decrease in interest rates would have resulted in a $0.1 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page has been left blank intentionally.)

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity, and objectivity of the financial information included in this Annual Report on Form 10-K for the year ended June 30, 2021. We take this responsibility very seriously as we recognize the importance of having well-informed, confident investors. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our consolidated financial results in a manner that is relevant, complete, and understandable. We welcome any suggestions from those who use our reports.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2021, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company had $2,977.4 million in revenues for the year ended June 30, 2021, of which $1,525.6 million was advertising related, $1,370.6 million was consumer related, and $81.2 million was related to other revenue streams. Each of these categories of revenue has multiple revenue streams, and the Company’s process for revenue recognition differs between these discrete revenue streams.

We identified the sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment because of the number of revenue streams, related revenue recognition processes, number of information technology (IT) applications involved, and the need to involve IT professionals to assist with the performance of certain procedures.

The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we

•evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue,
•assessed the recorded revenue by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including agreements and other relevant and reliable third-party data, and
•involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition process.

We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1948.

Des Moines, Iowa
September 10, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Meredith Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Meredith Corporation and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated September 10, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Des Moines, Iowa
September 10, 2021

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2021	2020
(In millions)
Current assets
Cash and cash equivalents		$240.2	$132.4
Accounts receivable (net of allowances of $15.4 in 2021 and $29.2 in 2020)		501.1	461.9
Inventories		29.3	34.2
Current portion of subscription acquisition costs		225.6	213.2
Other current assets		115.9	43.1
Total current assets		1,112.1	884.8
Property, plant, and equipment
Land		24.7	24.7
Buildings and improvements		165.6	161.1
Machinery and equipment		363.0	374.2
Leasehold improvements		144.0	142.7
Capitalized software		171.2	152.2
Construction in progress		15.3	28.4
Total property, plant, and equipment		883.8	883.3
Less accumulated depreciation		(523.2)	(483.4)
Net property, plant, and equipment		360.6	399.9
Operating lease assets		371.0	404.6
Subscription acquisition costs		180.4	221.6
Other assets		265.6	232.4
Intangible assets, net		1,556.8	1,647.5
Goodwill		1,719.3	1,719.3
Total assets		$5,565.8	$5,510.1

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders’ Equity	June 30,	2021	2020
(In millions except per share data)
Current liabilities
Current portion of long-term debt		$4.1	$4.1
Current portion of operating lease liabilities		36.2	35.2
Accounts payable		185.1	121.1
Accrued expenses
Compensation and benefits		132.4	68.7
Distribution expenses		15.0	9.3
Other taxes and expenses		90.3	90.1
Total accrued expenses		237.7	168.1
Current portion of unearned revenues		396.4	403.2
Total current liabilities		859.5	731.7
Long-term debt		2,741.9	2,981.8
Operating lease liabilities		432.1	466.7
Unearned revenues		218.8	267.5
Deferred income taxes		462.4	463.8
Other noncurrent liabilities		199.0	210.4
Total liabilities		4,913.7	5,121.9

Shareholders’ equity
Series preferred stock, par value $1 per share
Authorized 2.5 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80.0 shares; issued and outstanding 40.6 shares in 2021 (excluding 24.8 treasury shares) and 40.3 shares in 2020 (excluding 24.8 treasury shares)		40.6	40.3
Class B stock, par value $1 per share, convertible to common stock
Authorized 15.0 shares; issued and outstanding 5.1 shares in 2021 and 5.1 shares in 2020		5.1	5.1
Additional paid-in capital		178.5	227.6
Retained earnings		506.3	197.6
Accumulated other comprehensive loss		(78.4)	(82.4)
Total shareholders’ equity		652.1	388.2
Total liabilities and shareholders’ equity		$5,565.8	$5,510.1

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Loss)

Years ended June 30,	2021	2020	2019
(In millions except per share data)
Revenues
Advertising related	$1,525.6	$1,399.0	$1,686.6
Consumer related	1,370.6	1,348.7	1,416.8
Other	81.2	100.9	85.1
Total revenues	2,977.4	2,848.6	3,188.5
Operating expenses
Production, distribution, and editorial	1,024.5	1,047.6	1,161.2
Selling, general, and administrative	1,278.3	1,259.1	1,350.0
Acquisition, disposition, and restructuring related activities	(49.8)	26.8	100.9
Depreciation and amortization	163.0	219.9	247.6
Impairment of goodwill and other long-lived assets	—	389.3	41.8
Total operating expenses	2,416.0	2,942.7	2,901.5
Income (loss) from operations	561.4	(94.1)	287.0
Non-operating income (expense), net	10.8	(1.3)	24.2
Interest expense, net	(178.6)	(145.8)	(170.6)
Earnings (loss) from continuing operations before income taxes	393.6	(241.2)	140.6
Income tax benefit (expense)	(87.0)	32.2	(11.5)
Earnings (loss) from continuing operations	306.6	(209.0)	129.1
Loss from discontinued operations, net of income taxes	—	(25.3)	(82.8)
Net earnings (loss)	$306.6	$(234.3)	$46.3

Earnings (loss) attributable to common shareholders	$291.4	$(476.0)	$(32.0)

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$6.31	$(9.85)	$1.12
Discontinued operations	—	(0.56)	(1.83)
Basic earnings (loss) per common share	$6.31	$(10.41)	$(0.71)
Basic average common shares outstanding	46.2	45.7	45.3

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$6.27	$(9.85)	$1.12
Discontinued operations	—	(0.56)	(1.82)
Diluted earnings (loss) per common share	$6.27	$(10.41)	$(0.70)
Diluted average common shares outstanding	46.5	45.7	45.5

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Years ended June 30,	2021	2020	2019
(In millions)
Net earnings (loss)	$306.6	$(234.3)	$46.3
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity, net of income taxes	(17.7)	(29.3)	(6.8)
Unrealized foreign currency translation adjustment	21.7	(6.8)	(2.8)
Other comprehensive income (loss), net of income taxes	4.0	(36.1)	(9.6)
Comprehensive income (loss)	$310.6	$(270.4)	$36.7

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	$39.8	$5.1	$199.5	$889.8	$(36.7)	$1,097.5
Net earnings	—	—	—	46.3	—	46.3
Other comprehensive loss, net of income taxes	—	—	—	—	(9.6)	(9.6)
Shares issued under various incentive plans, net of forfeitures	0.5	—	4.1	—	—	4.6
Purchases of Company stock	(0.2)	—	(9.8)	—	—	(10.0)
Share-based compensation	—	—	22.9	—	—	22.9
Dividends paid
Common stock, $2.240 per share	—	—	—	(94.6)	—	(94.6)
Class B stock, $2.240 per share	—	—	—	(11.4)	—	(11.4)
Series A preferred stock, $85.94 per share	—	—	—	(55.9)	—	(55.9)
Accretion of Series A preferred stock	—	—	—	(17.6)	—	(17.6)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	—	2.4	—	2.4
Balance at June 30, 2019	40.1	5.1	216.7	759.0	(46.3)	974.6
Net loss	—	—	—	(234.3)	—	(234.3)
Other comprehensive loss, net of income taxes	—	—	—	—	(36.1)	(36.1)
Shares issued under various incentive plans, net of forfeitures	0.3	—	1.6	—	—	1.9
Purchases of Company stock	(0.1)	—	(4.6)	—	—	(4.7)
Share-based compensation	—	—	13.9	—	—	13.9
Dividends paid
Common stock, $1.745 per share	—	—	—	(74.1)	—	(74.1)
Class B stock, $1.745 per share	—	—	—	(8.9)	—	(8.9)
Series A preferred stock, $86.89 per share	—	—	—	(56.5)	—	(56.5)
Accretion of Series A preferred stock	—	—	—	(18.2)	—	(18.2)
Redemption of Series A preferred stock				(163.6)		(163.6)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-02	—	—	—	(5.8)	—	(5.8)
Balance at June 30, 2020	40.3	5.1	227.6	197.6	(82.4)	388.2
Net earnings	—	—	—	306.6	—	306.6
Other comprehensive income, net of income taxes	—	—	—	—	4.0	4.0
Shares issued under various incentive plans, net of forfeitures	0.4	—	3.2	—	—	3.6
Purchases of Company stock	(0.1)	—	(2.8)	—	—	(2.9)
Share-based compensation	—	—	17.5	—	—	17.5
Redemption of warrants	—	—	(67.0)	—	—	(67.0)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-13	—	—	—	2.1	—	2.1
Balance at June 30, 2021	$40.6	$5.1	$178.5	$506.3	$(78.4)	$652.1

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2021	2020	2019
(In millions)
Cash flows from operating activities
Net earnings (loss)	$306.6	$(234.3)	$46.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	72.3	77.0	92.5
Amortization	90.7	142.9	155.1
Non-cash lease expense	35.5	38.3	—
Share-based compensation	17.5	13.9	22.9
Amortization of original issue discount and debt issuance costs	12.6	6.8	7.8
Deferred income taxes	(10.9)	(48.7)	66.0
Amortization of broadcast rights	15.8	19.0	20.0
Write-down of impaired assets	—	405.3	50.3
Loss on extinguishment of debt	11.9	—	18.4
Fair value adjustment to contingent consideration	(0.1)	—	(5.3)
Gain on sale of assets, net	(98.6)	(13.4)	(10.2)
Other operating activities, net	0.7	0.2	—
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(25.1)	161.6	(69.3)
Inventories	4.9	28.5	(18.4)
Other current assets	0.8	27.8	57.4
Subscription acquisition costs	28.9	33.2	(312.0)
Broadcast rights	(15.7)	(18.5)	(19.1)
Other assets	(16.0)	(3.8)	(21.9)
Assets and liabilities held-for-sale	—	14.6	(18.6)
Operating lease liabilities	(35.6)	(36.1)	—
Accounts payable	62.8	(118.8)	36.2
Accrued expenses and other liabilities	1.9	(129.3)	(99.5)
Unearned subscription revenues	(54.2)	(62.0)	251.6
Other noncurrent liabilities	(8.1)	2.4	(4.9)
Net cash provided by operating activities	398.6	306.6	245.3
Cash flows from investing activities
Net proceeds from disposition of assets, net of cash sold	64.3	78.3	349.1
Additions to property, plant, and equipment	(35.2)	(55.4)	(46.4)
Proceeds received in advance of sale of business	—	—	90.0
Acquisitions of and investments in businesses, net of cash acquired	—	(23.1)	(18.4)
Other	10.4	3.3	—
Net cash provided by investing activities	39.5	3.1	374.3

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2021	2020	2019
(In millions)
Cash flows from financing activities
Proceeds from issuance of long-term debt	$—	$1,085.0	$210.0
Repayments of long-term debt	(262.7)	(410.0)	(1,037.0)
Redemption of preferred stock	—	(722.0)	—
Redemption of warrants	(67.0)	—	—
Dividends paid	—	(139.5)	(161.9)
Purchases of Company stock	(2.9)	(4.7)	(10.0)
Proceeds from common stock issued	3.6	1.9	4.6
Payment of acquisition related contingent consideration	(1.0)	—	(19.3)
Debt original issue discount and issuance costs	—	(26.6)	—
Financing lease payments	(0.8)	(0.8)	—
Net cash used in financing activities	(330.8)	(216.7)	(1,013.6)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.5)	(1.4)
Change in cash held-for-sale	—	(5.1)	2.8
Net increase (decrease) in cash and cash equivalents	107.8	87.4	(392.6)
Cash and cash equivalents at beginning of year	132.4	45.0	437.6
Cash and cash equivalents at end of year	$240.2	$132.4	$45.0

Supplemental disclosures of cash flow information
Cash paid (received)
Interest	$166.8	$135.0	$171.9
Income taxes	172.2	43.3	(11.7)

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company. The Company has two reporting segments: national media and local media. The Company’s national media segment includes print magazines, digital media, brand licensing activities, affinity marketing, performance marketing, database-related activities, business-to-business marketing products, and other related operations. The local media segment includes 17 television stations and related digital media operations. Meredith’s operations are diversified geographically primarily within the United States (U.S.), and the Company has a broad customer base.

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

At June 30, 2021, $218.4 million of cash and cash equivalents were held domestically, of which $101.8 million were held in money market mutual funds. Of the total cash and cash equivalents, $21.8 million were held internationally in India and Europe. Cash equivalents at June 30, 2021, were $112.6 million, which approximates fair value due to their short-term nature and is considered a Level 1 measurement as defined in Note 12.

Accounts Receivable—The Company’s accounts receivable are primarily due from advertisers. Credit is extended to clients based on an evaluation of each client’s creditworthiness and financial condition; collateral is not required. Accounts receivable are recorded at the invoiced amount, less estimated adjustments for discounts, rebates, rate adjustments, and returns. The allowance for uncollectible accounts is based on historical loss rates by the age of the receivable in the national media group, historical loss rate by type of advertiser in our local media group, known specific collectability exposures, and the current economic environment. Accounts are written off when deemed uncollectible. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse clients and individually small balances.

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
Depreciation expense is determined primarily using the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives of the improvements or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $72.3 million in fiscal 2021, $77.0 million in fiscal 2020, and $92.5 million in fiscal 2019.

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

Operating Leases—Meredith's lessee portfolio is primarily comprised of real estate leases for the use of office space, land, and broadcast station facilities. The portfolio also contains leases for equipment, vehicles, and antenna and transmitter sites. The Company determines if an arrangement is or contains a lease at inception and begins recording lease activity at the commencement date, which is generally the date at which the Company takes possession of or controls the physical use of the asset. Right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense generally recognized on a straight-line basis. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable.

Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays, or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for fixed scheduled rent increases. The lease term includes the non-cancelable period of the lease and renewal periods subject to options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. The remaining terms of the leases are three months to 29 years. Certain lease agreements include variable lease payments, which adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index, or are amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

Accounting policy elections were made to exempt leases with an initial term of twelve months or less from balance sheet recognition and not separate lease and non-lease components for any asset classes in the current portfolio.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in the production, distribution, and editorial expenses line on the Consolidated Statements of Earnings (Loss). There were no material impairments of unamortized costs in fiscal years 2021, 2020, or 2019. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Current portion of broadcast rights were $4.6 million and $6.4 million at June 30, 2021 and 2020, respectively, and are presented as other current assets on the Consolidated Balance Sheets. Noncurrent broadcast rights were $3.7 million and $3.9 million at June 30, 2021 and 2020, respectively, and are reflected as other assets on the Consolidated Balance Sheets. Amortization expense related to broadcast rights of $15.8 million, $19.0 million, and $20.0 million for the years ended June 30, 2021, 2020, and 2019, respectively, was included in the production, distribution, and editorial line on the Consolidated Statements of Earnings (Loss). Future amortization expense for broadcast rights is expected to be as follows: $4.6 million in fiscal 2022, $1.5 million in fiscal 2023, and $1.2 million in fiscal 2024. Actual future amortization expense could differ from these estimates due to future purchases.

Intangible Assets and Goodwill—Amortizable intangible assets consist primarily of advertiser relationships, publisher relationships, network affiliation agreements, partner relationships, customer lists, and retransmission agreements. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from 1 to 30 years.

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

During the third quarter of fiscal 2020, the Company determined that interim triggering events, including declines in the price of its stock and the economic downturn caused by COVID-19, required an interim evaluation of goodwill and other long-lived intangibles at March 31, 2020. The impairment tests determined the carrying value of certain national media trademarks and one of the local media segment’s FCC licenses exceeded their estimated fair values. In addition, the impairment tests determined the carrying value of goodwill in the national media reporting unit exceeded its estimated fair value. The Company performs its goodwill impairment analysis annually as of May 31.

The Company performed its fiscal 2021 annual impairment review for the national media and local media reporting units using qualitative assessments as of its measurement date of May 31, 2021. Based on the results of the assessments, there was no indication of impairment.

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

Additional information regarding intangible assets and goodwill, including a discussion of impairment charges taken on goodwill and other long-lived intangible assets is provided in Note 7.

Impairment of Long-lived Assets—Long-lived assets (primarily property, plant, and equipment; operating lease assets; and amortizable intangible assets) are reviewed for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the forecasted undiscounted cash flows of the operation or asset group to which the assets relate to the carrying amount of the assets. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. See discussion of impairment charges to operating lease assets and property, plant, and equipment in Note 6.

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

At contract inception, Meredith assesses the obligations promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service or bundle that is distinct. To identify the performance obligations, the Company considers all the promises in the contract, whether explicitly stated or implied based on customary business practices. Revenue is recognized when, or as, the performance obligations are satisfied, and control is transferred to the customer.

Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. The Company has determined that recognition of revenue at a point-in-time for certain products and services provides a faithful depiction of the transfer of control to the customer.

Progress measurement requires management to make judgments that affect the timing of revenue recognized. The Company has determined that the chosen methods provide a faithful depiction of the transfer of goods or services to the customer that are recognized over time. For performance obligations recognized using a time-elapsed output method, the Company’s efforts are expended evenly throughout the period.

For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone-selling price basis. The standalone-selling price is the price at which the Company would sell a promised good or service separately to the customer. In situations in which an obligation is bundled with other obligations and the total amount of consideration does not reflect the sum of individual observable prices, the Company allocates the discount to (1) a single obligation if the discount is attributable to that obligation or (2) prorates across all obligations if the discount relates to the bundle. When standalone-selling price is not directly observable, the Company estimates and considers all the information that is reasonably available to the Company, including market conditions, entity-specific factors, customer information, etc. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances.

As allowed by Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) , the Company does not impute interest to account for financing elements on contracts that have an original duration of twelve months or less. The Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue for all contracts with an original term of twelve months or less and for performance obligations tied to sales-based or usage-based royalties. The Company excludes amounts collected from customers for sales taxes from its transaction prices.

The following are detailed descriptions of the Company’s revenue recognition policies by each major product line:

Digital and Magazine Advertising—The Company sells advertising inventory on its websites and magazine media directly to advertisers or through advertising agencies. The Company’s performance obligations related to digital advertising are generally satisfied when the advertisement runs on owned or operated websites. The price for digital advertising is determined by an agreed-upon pricing model such as CPC (cost per click), CPM (cost per 1,000 impressions), or flat fees. Revenue from the sale of digital advertising space based on impression pricing is recognized when the advertisements are delivered consistent with the respective pricing model. Flat fee contracts are recognized ratably over the contract period using a time-elapsed output method. The customer is invoiced the agreed-upon price in the month following the month that the advertisements are delivered with normal trade terms. The Company’s performance obligations related to magazine advertising are satisfied when the magazine in which an advertisement appears is published, which is defined as an issue’s on-sale date. The customer is invoiced the agreed-upon price when the advertisements are published under normal industry trade terms.

As part of the Company’s customary business practices, digital advertising contracts may include a guaranteed number of impressions and magazine advertising contracts may include guaranteed circulation levels. Advertising contracts may include sales incentives to its customers, including volume discounts, rebates, value added impressions, bonus pages, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration and factors in such an estimate when determining the transaction price. Meredith has sufficient historical data and has established processes to reliably estimate these variable components of the transaction price.

Barter revenues are included in advertising revenue and are also recognized when the advertisements are published or the digital barter obligations have delivered. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising received or based on the Company’s standalone-selling price if the fair value cannot be determined. Barter advertising revenues were not material in any period.

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

Third Party Sales—The Company sells a variety of advertising products to its advertising customers that are placed on third-party platforms. The Company’s performance obligations related to these sales are generally satisfied, and revenue is recognized, when the third party runs the advertisement, or a print product is placed on-sale, due to the Company's obligation to reach a targeted audience demographic. The transaction price represents the cost of the purchased media plus a mark-up. The customer is invoiced the agreed-upon price shortly after the advertisements appear, under normal trade terms. The agreed-upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, contracts may include guaranteed audience targets and several sales incentives to its customers, including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration in determining the transaction price.

Subscription—Meredith sells magazines and books to consumers through subscriptions. Each copy of a magazine and book is determined to be a distinct performance obligation that is satisfied when the publication is sent to the customer. Most of the Company’s subscription sales are prepaid at the time of order. Subscriptions may be canceled at any time for a refund of the price paid for remaining issues. As the contract may be canceled at any time for a full refund of the unserved copies, the contract term is determined to be on an issue-to-issue basis as these contracts do not have substantive termination penalties. Revenues from subscriptions are deferred and recognized proportionately as subscribers are served. Some magazine subscription offers contain more than one magazine title in a bundle. Meredith allocates the total contract consideration to each distinct performance obligation, or magazine title, based on a standalone-selling price basis. The transaction price is fixed upon establishment of the contract that contains the final terms of the sale, including description, quantity, and price of each subscription purchased.

Retransmission—Meredith's local media segment has entered into agreements with cable, satellite, and telecommunications service providers for licenses to access Meredith’s television station signals for retransmission. These licenses are functional licenses under which revenue is recognized at a point-in-time when access to the completed content is granted to the service provider. The transaction price for retransmission agreements generally are on a per subscriber basis. The recognition pattern for retransmission contracts mirrors over-time revenue recognition as Meredith delivers the signal to the service provider, which represents completed content, on an on-going basis during the license period. Service providers are invoiced monthly and payment is due under industry trade terms.

Newsstand—Meredith sells single copy magazines, or bundles of single copy magazines, to wholesalers for ultimate resale on newsstands primarily at major retailers and grocery/drug stores, and in digital form on tablets and other electronic devices. Publications sold to magazine wholesalers are sold with the right to receive credit from the Company for magazines returned to the wholesaler by retailers. Revenue is recognized on the issue's on-sale date as the date aligns most closely with the date that control is transferred to the customer. Meredith estimates the final amount of returns based on historical data and current marketplace conditions. The transaction price is reduced at contract inception to reflect this estimate of returns. Wholesalers are invoiced a percentage of estimated final sales the month after the issue’s initial on-sale date. Final payments are settled under normal industry terms.

Licensing—Meredith has entered into various licensing agreements that provide third-party partners the right to utilize the Company’s intellectual property. Licensing agreements include both symbolic and functional licenses. Symbolic licenses include direct-to-retail product partnerships based on the Company’s national media brands, a branded real estate program, and international magazine partnerships. Functional licenses consist of content licensing. Revenues from symbolic licenses are in the form of a royalty based on the sale or usage of the branded product, which is recognized over time when the sale or use occurs under the sales or usage-based royalty exception. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the year. Revenues from functional licenses are recognized at a point-in-time when access to the completed content is granted to the partner. There is no variable consideration related to functional licenses. Payment terms are contract specific and vary.

Affinity Marketing—Meredith partners with third parties to market and place magazine subscriptions for both Meredith titles and third-party publisher magazine titles. Meredith acts as an agent in sales of third-party magazine subscriptions and recognizes revenue in the net amount of consideration retained after paying the third-party publishers. Meredith assumes credit risk related to refunds on these sales, for which a reserve is established. The reserve is based on historical statistics at the time the cash is collected, which is after a risk-free trial period is over, and is included in the transaction price. Revenue from the acquisition of a subscriber is recognized when the subscriber name has been provided to the publisher and after any risk-free trial period has expired, if applicable. The Company net settles with the publishers monthly.

Digital and Other Consumer Driven—Various digital and other consumer products utilize Meredith brands to drive responses from individual customers resulting in the generation of revenue. Meredith digitally operates shop channels, affiliate content, and a promotional codes site to monetize consumer spending. Meredith is paid on a commission basis from affiliate networks that facilitate reporting and payments from retail partners, based on either a CPC on content or consumer purchases. Meredith also operates a lead generation business that connects consumers to a variety of services (home services, streaming, healthcare, etc.) from contractor networks. Revenue is earned once the lead is accepted by the contractor network. Partners are invoiced monthly.

Meredith offers membership programs and applications (apps), which are determined to be distinct performance obligations that are satisfied over the membership period, not exceeding twelve months. The majority are prepaid at the time of order. Memberships may be canceled at any time for a refund of the price paid for the remaining membership term. As the contract may be canceled at any time for a full refund, the contract term is determined to be on a month-by-month basis, as these contracts do not have substantive termination penalties. Apps generally cannot be cancelled for a refund, however, provide users with continuously updated content, and therefore the contract term is determined to be the membership period. Other paid products are single-branded products sold to consumers either on the Company’s websites or by third-party sponsors. Consideration is received and revenue is recognized at the point-of-sale.

Projects Based—Meredith’s national media segment contains several business lines that are business-to-business and project based. Such revenue may relate to any one or combination of the following activities; custom publishing, content strategy and development, email marketing, social media, database marketing, and search engine optimization. Revenue earned under Outsourcing Agreements (OAs) is also considered to be projects based. The products and services delivered under these contracts are customized to each client and, therefore, do not have alternative uses to Meredith or other clients. As a result, revenue under such contracts is generally recognized over time based on project milestones until the delivery of the final product to the customer.

Other—The remaining revenues are generated from small programs, which are generally recognized at a point-in-time as the performance obligations are transferred to the customer.

Contingent Consideration—The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Earnings (Loss). An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. Additional information regarding contingent consideration is provided in Note 3.

Advertising Expenses—The majority of the Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising is expensed the first time it takes place. Total advertising expenses included in the Consolidated Statements of Earnings (Loss) were $122.6 million in fiscal 2021, $152.1 million in fiscal 2020, and $193.3 million in fiscal 2019.

Original Issue Discount and Deferred Financing Costs—Costs incurred to obtain financing are deferred and amortized to interest expense, net on the Consolidated Statements of Earnings (Loss) over the related financing period using the effective interest method. The Company records deferred financing costs as a direct reduction of the carrying value of the related debt. Financing costs related to revolving debt instruments or lines of credit are included in other assets on the Consolidated Balance Sheets.

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

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are generally based on formulas that reflect interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. The discount rate utilized is based on the investment yields of high quality corporate bonds available in the marketplace with maturities equal to projected cash flows of future benefit payments as of the measurement date. It is the Company’s policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are paid. Additional information is provided in Note 14.

Share-based Compensation—The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and matching shares anticipated to be issued under the Company’s employee stock purchase plan. See Note 15 for additional information related to share-based compensation expense.

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net earnings and other gains and losses affecting shareholders’ equity that, under U.S. GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service costs and net actuarial losses from pension and postretirement benefit plans, net of taxes; unrealized gains or losses resulting from foreign currency translation; and changes in the fair value of interest rate swap agreements, net of taxes, to the extent that they are effective. As of June 30, 2021, there were no amounts in other comprehensive income (loss) related to the interest rate swaps.

Earnings (Loss) per Share—Basic earnings (loss) per common share is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted average common and class B shares outstanding for the period. Diluted earnings (loss) per common share calculation incorporates the shares utilized in the basic calculation but also includes the dilutive effect, if any, of the assumed exercise or conversion of securities, including the effect of shares issuable under the Company’s share-based incentive plans. Due to the Series A preferred stock, which was outstanding until June 30, 2020, and outstanding detachable warrants, the Company has a two-class capital structure and applies the two-class method in the calculation of earnings (loss) per share. The two-class method adjusts net earnings (loss) to incorporate dividends declared on common stock, preferred stock, and other securities in distributed earnings (loss). In addition, it also incorporates participating rights in other securities in undistributed earnings (loss). Additional information is provided in Note 17.

Adopted Accounting Pronouncements—

ASU 2016-13—In June 2016, the Financial Accounting Standards Board (FASB) issued a standard that replaced the then current incurred loss methodology for recognizing credit losses with a current expected credit loss methodology. Under this standard, the establishment of an allowance for credit losses reflects all relevant information about past events, current conditions, and reasonable supportable forecasts rather than delaying the recognition of the full amount of a credit loss until the loss is probable of occurring. The new standard changed the impairment model for most financial assets and certain other instruments, including trade receivables. The Company implemented the new standard on July 1, 2020, on a modified retrospective basis. The adoption of this standard resulted in a decrease in the allowance for doubtful accounts of $2.8 million and an increase in deferred tax liabilities of $0.7 million, with a corresponding increase to retained earnings of $2.1 million. This standard did not have a material impact on the Company's consolidated financial statements and related disclosures upon adoption.

ASU 2018-13—In August 2018, the FASB issued an accounting standards update which changed the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. The Company adopted this pronouncement in the first quarter of fiscal 2021. The adoption required additional disclosure on the Company's Level 3 measurements as defined in Note 12. There were no other impacts to the Company's consolidated financial statements.

ASU 2018-14—In August 2018, the FASB issued an accounting standards update that adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans. The update amends only annual disclosure requirements. The Company adopted the new standard retrospectively on July 1, 2020. The adoption of this guidance required a change in disclosures only and did not have a material impact on the Company's consolidated financial statements.

ASU 2019-02—In March 2019, the FASB issued an accounting standards update that aligned the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the update modified certain aspects of the capitalization, impairment, presentation, and disclosure requirements in the accounting standards for entities in the film and broadcast entertainment industries. The update was prospectively adopted in the first quarter of fiscal 2021. Due to the nature of existing Company policies and the nature of its episodic television series, the update had no impact on the Company's consolidated financial statements.

ASU 2019-12—In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes by removing certain exceptions to and clarifying existing guidance to improve consistent application. The Company prospectively adopted this standard in the fourth quarter of fiscal 2021. The adoption had no impact on the Company’s consolidated financial statements.

ASU 2020-09—In October 2020, the FASB issued an accounting standards update to formally codify the new disclosure requirements of an United States Securities and Exchange Commission (SEC) final rule issued in March 2020 related to certain registered securities under SEC Regulation S-X, Rule 3-10 (Rule 3-10). The most pertinent portions of the final rule applicable to the Company include: (i) replacing the previous requirement under Rule 3-10 to provide condensed consolidated financial information in the registrant's financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant's Management Discussion & Analysis section or its financial statements; and, (ii) reducing the periods for which summarized financial information is required to the most recent annual period and year-to-date interim period. The final rule was effective for filings on or after January 4, 2021. The Company elected to early-adopt the provisions of the final rule during the third quarter of fiscal 2020 and elected to provide the summarized financial information in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ASU 2020-10—In October 2020, the FASB issued an accounting standards update containing codification improvements. These improvements include providing a consistent location for disclosure guidance and providing clarification to other certain guidance sections. The Company early adopted this guidance retrospectively as of July 1, 2020. The early adoption of this guidance did not materially impact the Company’s consolidated financial statements.

Pending Accounting Pronouncements—

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

2. Pending Merger Transaction

As of May 3, 2021, and as amended on June 2, 2021, Meredith, Gray Television, Inc. (Gray), and Gray Hawkeye Stations, Inc., a wholly-owned subsidiary of Gray (Merger Sub) entered into a definitive merger agreement under which Gray will acquire Meredith immediately after and subject to the consummation of the Spin-Off (as described below). Immediately prior to the consummation of the merger, Meredith intends to separate its local media group and national media group into two independent companies by distributing (the Distribution) to Meredith’s shareholders, on a pro rata basis, the issued and outstanding capital stock of Meredith Holdings Corporation, a wholly-owned subsidiary of Meredith, which will hold the Company’s national media group businesses and corporate functions following the separation (collectively, the Spin-Off). After the Spin-Off, the national media group will be a stand-alone, publicly traded company owned 100 percent by pre-merger Meredith shareholders. Immediately subsequent to and conditioned upon completion of the Distribution, Merger Sub will merge with and into Meredith and Meredith will become a wholly-owned subsidiary of Gray, holding the assets relating to Meredith’s local media group businesses.

The transaction has been approved by the Boards of Directors of the Company and Gray. As set forth in the merger agreement, the closing of the merger agreement is subject to certain customary conditions, including but not limited to, approval from the Federal Communications Commission, clearance under the Hart-Scott-Rodino antitrust act, the absence of legal barriers to the closing of the merger, adoption of the agreement by the shareholders of Meredith, and certain customary third party consents. The Company will hold a special shareholder meeting to vote on the merger. The merger is expected to close in calendar 2021. The Company incurred $22.0 million of investment banking, legal, accounting, and other professional fees and expenses in fiscal 2021 related to the pending merger. These costs are included in the acquisition, disposition, and restructuring related activities line in the Consolidated Statements of Earnings (Loss). The limited tax deductibility of certain of these merger-related expenses also caused an increase in the fiscal 2021 effective tax rate. For more information concerning the merger, refer to the Current Reports on Form 8‑K filed with the SEC on May 3, 2021, and June 3, 2021 and the preliminary proxy statement filed with the SEC on August 17, 2021.

3. Acquisitions

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

On October 29, 2019, Meredith completed the acquisition of Stop, Breathe & Think, an emotional wellness platform intended to build the emotional strength of its users. The results of Stop, Breathe & Think have been included in the consolidated financial statements since the acquisition date. The purchase price was $13.3 million, which consisted of $9.2 million in cash and $4.1 million of contingent consideration. The contingent consideration requires the Company to make contingent payments based on the achievement of certain operational and revenue targets, as defined in the acquisition agreement, during fiscal 2020 through fiscal 2022. The contingent consideration is not dependent on the continued employment of the sellers. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 12. To date, $1.0 million of contingent consideration has been paid related to this acquisition. As of June 30, 2021, the Company estimates the future payments will range from $1.0 million to $5.0 million.

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

The Company accounted for the acquisition of Stop, Breathe & Think as a business combination under the acquisition method of accounting. The above tables summarize the purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition. In fiscal 2021, the Company recorded purchase price allocation adjustments related to the Stop, Breathe & Think acquisitions that reduced goodwill and deferred income tax liabilities by $0.1 million. The measurement period is now closed.

The useful life of publisher relationships was nine years, customer lists was three years, and other intangibles ranged from four to five years. The goodwill is attributable primarily to expected synergies and the assembled workforce. Goodwill, with a value of $6.6 million, is not deductible for tax purposes.

Fiscal 2019
On February 28, 2019, Meredith acquired 100 percent of the membership interests in Linfield Media, LLC (Linfield Media), a marketing business focused on online savings and deals, for $16.6 million in cash. The results of Linfield Media have been included in the consolidated financial statements, within the national media group segment, since that date.

4. Inventories

Major components of inventories are summarized below.

June 30,	2021	2020
(In millions)
Raw materials	$13.9	$21.0
Work in process	13.2	10.6
Finished goods	2.2	2.6
Inventories	$29.3	$34.2

5. Discontinued Operations and Dispositions

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

Shortly after the Company’s acquisition of Time Inc. (Time) in fiscal 2018, it announced the planned sale of certain brands and investments. Several of these brands and investments were held during fiscal 2020, and all sales were completed by the end of the third quarter of fiscal 2020. In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is also considered a discontinued operation. All of the required criteria for held-for-sale classification were met after acquisition and continued to be met at June 30, 2019, for Sports Illustrated, FanSided, Viant, and Xumo. The revenue and expenses, along with associated taxes, for these operations until their sale, were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss) in fiscal 2020 and fiscal 2019. All discontinued operations relate to the national media segment.

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

In May 2019, the first step of a two-step transaction to sell the Sports Illustrated brand was completed. At the time of first close, $90.0 million was received from the buyer. Simultaneously, the Company entered into an agreement to license back a portion of the Sports Illustrated brand to continue operating the publishing business. Although under the agreement certain assets of the brand were sold for legal and tax purposes, because the Company retained control of the publishing business until the second close, the legal transfer of those assets was not presented as a sale within the consolidated financial statements during fiscal 2019. Based on the selling price of Sports Illustrated, an impairment of goodwill for the Sports Illustrated brand of $8.5 million was recognized during the fourth quarter of fiscal 2019. The second close took place on October 3, 2019. Based on the selling price at second close, an additional impairment of goodwill for the Sports Illustrated brand of $4.2 million was recorded in the first quarter of fiscal 2020. At the second close, Meredith paid the buyer a working capital true-up of $0.7 million and accrued $7.6 million for the purchase of accounts receivable and accounts payable retained by Meredith, which was paid to the buyer in January 2020. The agreement for the sale of Sports Illustrated includes an earn-out provision whereby the buyer would pay Meredith up to $20.0 million should certain revenue targets (as defined in the agreement) be achieved by the buyer by July 1, 2027. As receipt of such amounts is not deemed probable or estimable as of June 30, 2021, no receivable amount has been recorded as of June 30, 2021. Also, in October 2019, Meredith sold its interest in Viant to Viant’s founders for $25.0 million. A gain of $3.0 million was recognized on these sales in the second quarter of fiscal 2020, which was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

In January 2020, Meredith sold FanSided to an unrelated third party for $16.4 million. Based on the selling price of FanSided, an impairment of goodwill for the FanSided brand of $11.8 million was recognized during the second quarter of fiscal 2020. In February 2020, Meredith sold Xumo to an unrelated third party for $37.4 million at close and a $4.3 million note receivable, which was collected in fiscal 2021. There was a gain of $8.6 million recognized on these sales in the third quarter of fiscal 2020, which was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

Meredith continued to provide accounting, finance, human resources, information technology, and certain support services for a short period of time under Transition Services Agreements (TSAs) with certain buyers. In addition, Meredith continues to provide consumer marketing, information technology, subscription fulfillment, paper purchasing, printing, and other services under OAs with certain buyers. The services performed under the remaining OA have a one year term, subject to renewal. Income of $2.3 million, $7.6 million, and $4.8 million for the years ended June 30, 2021, 2020, and 2019, respectively, earned from performing services under the OAs was recorded in the other revenue line on the Consolidated Statements of Earnings (Loss) while income of $0.1 million, $10.9 million, and $18.9 million for the years ended June 30, 2021, 2020, and 2019, respectively, earned from performing services under the TSAs was recorded as a reduction to the selling, general, and administrative expense line on the Consolidated Statements of Earnings (Loss).

Amounts applicable to discontinued operations in the Consolidated Statements of Earnings (Loss) were as follows:

Years ended June 30,	2020	2019
(In millions except per share data)
Revenues	$112.1	$423.4
Costs and expenses	(108.6)	(408.5)
Impairment of goodwill	(16.0)	(8.5)
Interest expense	(2.1)	(21.4)
Gain (loss) on disposal	12.3	2.1
Loss before income taxes	(2.3)	(12.9)
Income tax expense	(23.0)	(69.9)
Loss from discontinued operations, net of income taxes	$(25.3)	$(82.8)
Loss per common share from discontinued operations
Basic	$(0.56)	$(1.83)
Diluted	(0.56)	(1.82)

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

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the years ended June 30, 2020 and 2019. Share-based compensation expense related to discontinued operations was a benefit of $0.8 million and expense of $0.5 million and was included in the calculation of net cash provided by operating activities in the Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019, respectively.

Dispositions

In January 2021, Meredith sold the Travel + Leisure trademark and other related assets, including the Travel + Leisure travel clubs, to an unrelated third party for $100.0 million, which included $35.0 million of cash at closing and non-interest bearing note receivable of $65.0 million. Payments on the note receivable are due annually with $20.0 million received in June 2021. The remaining payments will be completed by June 2024. The $65.0 million note receivable was discounted by $3.7 million utilizing an interest rate reflecting the borrower’s specific credit risk. The sale resulted in a gain of $97.6 million, which was recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss). Meredith entered into a 30-year royalty-free licensing relationship to license back the Travel + Leisure brand and continues to publish the magazine and operate the Travel + Leisure media platforms. Refer to Note 7 for additional information related to the intangible assets associated with this sale.

In October 2019, Meredith sold the Money brand, to an unrelated third party for $24.9 million, which resulted in a gain on the sale of $8.3 million. This gain was recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss).

In September 2018, Meredith sold its remaining 30 percent interest in Charleston Tennis LLC to an unrelated third party. In return, Meredith received cash of $13.3 million, of which $5.1 million was for the Company's remaining 30 percent interest and $8.2 million was repayment of the principal and interest accrued on a note receivable recorded upon the Company's sale of its 70 percent interest in July 2017. The Company recognized a gain on the sale of $10.4 million, of which $4.1 million represented a gain on the Company's 30 percent interest and was recorded in non-operating income (expense), net line on the Consolidated Statements of Earnings (Loss), while the remainder was recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss), as it represented recovery of a previously impaired note receivable.

6. Operating Leases

Total lease cost for operating leases included within the selling, general, and administrative line on the Consolidated Statements of Earnings (Loss) was as follows:

Years ended June 30,	2021	2020
(In millions)
Operating lease cost	$61.0	$65.7
Variable lease cost	0.9	3.0
Short term lease cost	0.3	0.3
Sublease income	(10.9)	(11.2)
Total lease cost	$51.3	$57.8

Rent expense under such leases was $67.6 million in fiscal 2019.

The table below presents supplemental information related to operating leases:

Years ended June 30,	2021	2020
(In millions except for lease term and discount rate)
Operating cash flows for operating leases	$62.6	$64.3
Noncash lease liabilities arising from obtaining operating lease assets	1.9	6.3
Weighted average remaining lease term	10.3 years	11.1 years
Weighted average discount rate	5.4%	5.4%

Meredith purchased the underlying assets of a lease arrangement for $3.3 million during the second quarter of fiscal 2020, resulting in the derecognition of operating lease assets of $2.6 million and lease liabilities of $2.5 million.

During the third quarter of fiscal 2020, in connection with the sale of FanSided, $1.4 million of operating lease assets and related lease liabilities, recorded within assets held-for-sale and liabilities associated with assets held-for-sale on the Consolidated Balance Sheets prior to sale, were derecognized.

As discussed in Note 5, the Company completed the sale of certain businesses acquired in connection with the Time acquisition. As a result of the dispositions and cost-reduction initiatives, the Company has two floors of vacant leased space at its location in New York, New York. The vacant space is presently held with the intent to sublease for the remainder of the lease term. The Company recognized an impairment charge of $87.9 million during the third quarter of fiscal 2020 related to the vacant space. Fair value was estimated using an income approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent, which was negatively impacted by the effects of the COVID-19 pandemic. The charge was allocated on a pro-rata basis, $64.5 million to operating lease assets and $23.4 million to leasehold improvements and furniture and fixtures, and was recorded in the national media segment. This impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss).

Maturities of operating lease liabilities as of June 30, 2021, were as follows:

Years ending June 30,
(In millions)
2022	$59.9
2023	60.1
2024	61.6
2025	61.0
2026	60.8
Thereafter	311.5
Total lease payments	614.9
Less: Interest	(146.6)
Present value of lease liabilities	$468.3

7. Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2021			2020
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$211.0	$(211.0)	$—	$211.0	$(170.0)	$41.0
Publisher relationships	132.8	(62.6)	70.2	132.8	(43.9)	88.9
Partner relationships	98.2	(54.9)	43.3	98.2	(38.7)	59.5
Customer lists	8.0	(3.9)	4.1	71.3	(65.6)	5.7
Other	35.9	(18.2)	17.7	26.3	(16.9)	9.4
Local media
Network affiliation agreements	229.3	(167.5)	61.8	229.3	(161.5)	67.8
Advertiser relationships	12.5	(12.5)	—	12.5	(10.1)	2.4
Retransmission agreements	10.6	(6.8)	3.8	27.9	(23.1)	4.8
Other	0.7	(0.7)	—	1.7	(1.6)	0.1
Total	$739.0	$(538.1)	200.9	$811.0	$(531.4)	279.6
Intangible assets not subject to amortization
National media
Trademarks			694.7			706.7
Internet domain names			8.3			8.3
Local media
FCC licenses			652.9			652.9
Total			1,355.9			1,367.9
Intangible assets, net			$1,556.8			$1,647.5

Amortization expense was $90.7 million in fiscal 2021, $142.9 million in fiscal 2020, and $155.1 million in fiscal 2019. Future amortization expense for intangible assets is expected to be as follows: $45.1 million in fiscal 2022, $42.6 million in fiscal 2023, $34.5 million in fiscal 2024, $17.1 million in fiscal 2025, and $6.6 million in fiscal 2026. Actual future amortization expense could differ from these estimates as a result of future acquisitions, dispositions, and other factors.

As discussed in Note 5, in January 2021, Meredith sold the Travel + Leisure trademark. The trademark had a recorded value of $12.0 million and was not subject to amortization. As part of the agreement, Meredith retained certain rights to utilize the Travel + Leisure brand and therefore established an intangible asset subject to amortization related to these rights at an initial value equal to the sold trademark.

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

During the third quarter of fiscal 2020, the Company experienced revenue declines, primarily related to advertising cancellations and delays, as advertisers faced economic challenges caused by the COVID-19 pandemic. These declines caused the Company to revise forecasts and to determine that it had a triggering event to test the value of intangible assets not subject to amortization for impairment as of March 31, 2020. As a result, the national media segment recorded non-cash impairment charges of $21.2 million to partially impair the trademarks for the magazines.com, Entertainment Weekly, Shape, EatingWell, and Cooking Light brands. In addition, the local media segment recorded a non-cash impairment charge of $22.3 million to partially impair the FCC license for its station WALA-TV in Mobile, Alabama and Pensacola, Florida. The fair values of the trademarks were determined based on significant inputs not observable in the market constituting a Level 3 measurement as defined in Note 12.
No impairments of indefinite-lived intangible assets were recorded as a result of the Company’s fiscal 2021 or 2020 annual impairment tests performed as of May 31, 2021 and 2020.

During the Company’s annual impairment tests performed as of May 31, 2019, it identified several impaired trademarks. As a result, the national media segment recorded non-cash impairment charges of $41.8 million to fully impair the Money and Coastal Living brand trademarks and to partially impair the Shape and Family Circle brand trademarks. The Company’s decision to discontinue the print publication of Money and transition Coastal Living from a subscription magazine to a newsstand only title resulted in the impairment of these trademarks. The lack of sales growth resulted in the carrying value of the trademarks for the Shape and Family Circle brands to exceed their fair values. The fair values of the trademarks were determined based on significant inputs not observable in the market constituting a Level 3 measurement as defined in Note 12. These charges were recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s fiscal 2019 annual impairment tests performed as of May 31, 2019.

The following table summarizes changes in the carrying amount of goodwill for the years ended June 30, 2021 and 2020.

Years ended June 30,	2021			2020
(In millions)	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
National media
Balance at beginning of year	$1,855.4	$(252.7)	$1,602.7	$1,862.8	$—	$1,862.8
Acquisitions	—	—	—	6.7	—	6.7
Acquisition adjustments	(0.1)	—	(0.1)	2.4	—	2.4
Disposals	—	—	—	(16.7)	—	(16.7)
Foreign currency translation	0.1	—	0.1	0.2	—	0.2
Impairment	—	—	—	—	(252.7)	(252.7)
Balance at end of year	1,855.4	(252.7)	1,602.7	1,855.4	(252.7)	1,602.7

Local media
Balance at beginning of year	116.6	—	116.6	116.6	—	116.6
Activity	—	—	—	—	—	—
Balance at end of year	116.6	—	116.6	116.6	—	116.6
Total	$1,972.0	$(252.7)	$1,719.3	$1,972.0	$(252.7)	$1,719.3

The Company is required to evaluate goodwill for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. The Company performed its fiscal 2021 annual impairment review for the national media and local media reporting units using qualitative assessments as of its measurement date of May 31, 2021. Based on the results of the assessments, there was no indication of impairment.

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

For fiscal 2019, the Company performed its annual impairment review for the national media reporting unit as of May 31 using a quantitative goodwill impairment test. Based on the results of the analyses, the fair value exceeded the carrying value and thus resulted in no indication of impairment for fiscal 2019. For fiscal 2019, the local media reporting unit performed a qualitative assessment as of its measurement date of May 31, 2019, which indicated no impairment. With no indications of impairment, a quantitative goodwill impairment analysis for fiscal 2019 was not deemed necessary.

8. Restructuring Accruals

During fiscal 2021, management committed to a performance improvement plan to control costs. Actions included consolidating certain local media functions and reallocating positions across the Company by shifting resources to digital operations in the national media segment. In connection with these plans, the Company recorded pre-tax restructuring charges of $14.6 million for severance and related benefit costs associated with the involuntary termination of employees. These costs were recorded in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss). Combined, these actions affected approximately 140 employees in the local media segment, 80 in the national media segment, and 10 in unallocated corporate. The majority of the severance costs for these restructuring actions were paid during fiscal 2021, with the remainder to be paid in fiscal 2022.

Details of the severance and related benefit costs by segment for the performance improvement plans are as follows:

	Amount Accrued in the Period		Total Amount Expected to be Incurred
Years ended June 30,	2021	2020
(In millions)
National media	$6.7	$12.4	$6.7
Local media	7.3	2.4	7.3
Unallocated corporate	0.6	3.3	0.6
	$14.6	$18.1	$14.6

During fiscal 2020, management made the strategic decisions to transition Rachael Ray Every Day into a consumer-driven, newsstand-only quarterly magazine and to discontinue the Family Circle brand. In addition, management committed to several smaller actions in the national media segment, local media segment, and unallocated corporate resulting in selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $21.1 million, including $18.1 million for severance and related benefit costs associated with the involuntary termination of employees and $3.0 million in other costs and expenses. Of these charges, $17.4 million were recorded in the acquisition, disposition, and restructuring related activities line and $3.7 million were recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss). Combined, these actions affected approximately 165 employees in the national media segment, 15 in the local media segment, and 10 in unallocated corporate. The majority of the severance costs were paid during fiscal 2020, with the remainder paid in the first half of fiscal 2021.

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

During the years ended June 30, 2021, 2020, and 2019, the Company recorded reversals of $2.2 million, $1.8 million, and $6.0 million, respectively, of excess restructuring reserves accrued in prior fiscal years. The reversals of excess restructuring reserves were recorded as credits in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings (Loss).

Details of changes in the Company’s restructuring accrual related to employee terminations are as follows:

Years ended June 30,	2021	2020
(In millions)
Balance at beginning of year	$10.7	$43.7
Accruals	14.6	18.1
Cash payments	(18.8)	(49.3)
Reversal of excess accrual	(2.2)	(1.8)
Balance at end of year	$4.3	$10.7

As of June 30, 2021, the $4.3 million liability was classified as current liabilities on the Consolidated Balance Sheets.

9. Long-term Debt

Long-term debt consists of the following:

	June 30, 2021			June 30, 2020
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facilities
Senior credit facility term loan, due January 31, 2025	$1,062.5	$(10.4)	$1,052.1	$1,062.5	$(13.1)	$1,049.4
Senior credit facility incremental term loan, due January 31, 2025	405.9	(18.2)	387.7	410.0	(22.7)	387.3
Revolving credit facility of $350 million, due January 31, 2023	—	—	—	—	—	—
Senior Unsecured Notes
6.875% senior notes, due February 1, 2026	1,022.9	(12.7)	1,010.2	1,272.9	(18.7)	1,254.2
Senior Secured Notes
6.500% senior notes, due July 1, 2025	300.0	(4.0)	296.0	300.0	(5.0)	295.0
Total long-term debt	2,791.3	(45.3)	2,746.0	3,045.4	(59.5)	2,985.9
Current portion of long-term debt	(4.1)	—	(4.1)	(4.1)	—	(4.1)
Long-term debt	$2,787.2	$(45.3)	$2,741.9	$3,041.3	$(59.5)	$2,981.8

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In millions)
2022	$4.1
2023	4.1
2024	4.1
2025	1,456.1
2026	1,322.9
Total long-term debt	$2,791.3

In June 2020, the Company’s redemption of its outstanding Series A preferred stock was achieved by entering into credit arrangements with a total capacity of $710.0 million comprised of a variable-rate credit facility and senior secured notes. The variable-rate credit facility included an incremental secured term loan under its credit agreement (Incremental Term Loan) with $410.0 million of aggregate principal. The Incremental Term Loan matures in 2025 and amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. The interest rate under the Incremental Term Loan is based on LIBOR plus a spread of 4.25 percent with a floor of 1.0 percent for LIBOR. The Incremental Term Loan bore interest at a rate of 5.25 percent at June 30, 2021.

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

In January 2018, the Company entered into credit arrangements with a total capacity of $3.6 billion comprised of a revolving credit facility and senior unsecured notes (2026 Senior Notes). The revolving credit facility included a secured term loan (Term Loan B) with $1.8 billion of original aggregate principal and a 5-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2021, no borrowings were outstanding under the revolving credit facility. There were $2.7 million of standby letters of credit issued under the revolving credit facility resulting in availability of $347.3 million at June 30, 2021. The Term Loan B matures in 2025 and originally amortized at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. However, as $200.0 million was paid on the Term Loan B in the first quarter of fiscal 2019, there are no future amortization requirements under the credit agreement.

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

The original interest rate under the Term Loan B was based on LIBOR plus a spread of 3.0 percent. The Company repriced the Term Loan B effective October 26, 2018, to an interest rate of LIBOR plus a spread of 2.75 percent. Effective February 19, 2020, the Company again repriced the Term Loan B to an interest rate of LIBOR plus a spread of 2.5 percent. If the Company's leverage ratio drops below 2.25 to 1, the spread will decrease to 2.25 percent. The Term Loan B bore interest at a rate of 2.60 percent at June 30, 2021.

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

In January 2018, the Company issued senior unsecured notes with an aggregate original principal balance of $1.4 billion maturing in 2026 (2026 Unsecured Senior Notes) with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

In the third quarter of fiscal 2021, the Company redeemed $250.0 million of its 2026 Unsecured Senior Notes. This payment was made in advance of the scheduled maturity and thus was considered an extinguishment of the debt. As a result of the prepayment, an extinguishment loss of $11.9 million was recognized in the third quarter of fiscal 2021 and was recorded in the interest expense, net line on the Consolidated Statements of Earnings (Loss). This extinguishment loss included a premium paid on the repurchase of the 2026 Senior Notes of $8.6 million.

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

Of the total debt extinguishment loss of $18.4 million incurred during fiscal 2019, $10.9 million was recorded in the interest expense, net line and the remaining $7.5 million was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss). The portion of the extinguishment loss that was recorded in the loss from discontinued operations, net of income taxes line was related to debt repaid with the proceeds from the sale of assets held-for-sale. Refer to Note 5 for further discussion.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs, inclusive of the extinguishment losses discussed above, totaled $180.1 million in fiscal 2021, $147.3 million in fiscal 2020, and $196.1 million in fiscal 2019. As further discussed in Note 5, a portion of interest expense and amortization of debt issuance costs related to long-term debt was recorded in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings (Loss).

10. Income Taxes

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

The following table shows income tax expense (benefit) attributable to earnings (loss) from continuing operations before income taxes:

Years ended June 30,	2021	2020	2019
(In millions)
Current
Federal	$77.3	$18.7	$(29.8)
State	16.9	7.9	(2.8)
Foreign	1.2	1.1	0.6
	95.4	27.7	(32.0)
Deferred
Federal	(6.5)	(42.6)	42.0
State	(2.0)	(17.5)	1.6
Foreign	0.1	0.2	(0.1)
	(8.4)	(59.9)	43.5
Income tax expense (benefit)	$87.0	$(32.2)	$11.5

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants, and investments. The CARES Act did not have a material impact on our consolidated financial statements for the years ended June 30, 2021 and 2020.

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
State income taxes, less federal income tax benefits	2.9	2.8	(0.7)
Foreign operations	0.2	(0.5)	(13.3)
Rate change	—	0.1	(0.1)
Settlements - audits / tax litigation	(4.9)	(0.4)	(2.5)
Transaction costs	1.2	—	—
Nondeductible compensation	1.2	(1.1)	3.7
Tax credits	(0.3)	3.7	—
Goodwill impairment	—	(12.8)	—
Other	0.8	0.5	0.1
Effective income tax rate	22.1%	13.3%	8.2%

The Company’s effective tax rate was 22.1 percent in fiscal 2021, 13.3 percent in fiscal 2020, and 8.2 percent in fiscal 2019. The primary impact to the fiscal 2021 effective tax rate was the favorable Code Section 199 court determination being finalized and the release of $15.2 million of the associated reserve for uncertain tax positions. The fiscal 2020 effective tax rate was impacted primarily by the national media goodwill impairment charge. In the third quarter of fiscal 2020, the Company recorded a non-cash impairment charge of $252.7 million to reduce the carrying value of goodwill. The Company recorded an income tax benefit of $26.9 million related to this goodwill impairment charge. The fiscal 2019 effective tax rate was primarily impacted by a credit to income taxes of $23.5 million related to the write-off of worthless stock and related bad debt.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2021	2020
(In millions)
Deferred tax assets
Accounts receivable allowances and return reserves	$25.0	$29.7
Compensation and benefits	—	0.7
Indirect benefit of uncertain state and foreign tax positions	5.8	6.3
Investment in partnerships	1.0	6.8
Tax loss carryforwards	47.4	43.3
Lease liabilities	117.3	126.5
All other assets	14.2	17.7
Total deferred tax assets	210.7	231.0
Valuation allowance	(17.5)	(17.2)
Net deferred tax assets	193.2	213.8
Deferred tax liabilities
Subscription acquisition costs	55.1	62.0
Compensation and benefits	7.4	—
Accumulated depreciation and amortization	482.8	494.3
Deferred gains from dispositions	15.0	15.8
Lease right-of-use assets	92.6	101.6
All other liabilities	2.7	3.7
Total deferred tax liabilities	655.6	677.4
Net deferred tax liability	$462.4	$463.6

The Company has $6.9 million of net operating loss carryforwards for federal purposes and $209.9 million for state purposes, which, if unused, have expiration dates through fiscal 2039. It is expected that all federal net operating loss carryforwards will be utilized prior to expiration.

There was a small net increase in the valuation allowance of $0.3 million during fiscal 2021, which was related primarily to foreign and state net operating losses.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2021	2020
(In millions)
Balance at beginning of year	$49.4	$53.7
Increases in tax positions for prior years	0.7	3.3
Decreases in tax positions for prior years	(0.4)	(0.1)
Increases in tax positions for current year	2.3	1.9
Settlements	(0.2)	0.1
Lapse in statute of limitations	(18.6)	(9.5)
Balance at end of year	$33.2	$49.4

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $31.4 million as of June 30, 2021, and $40.6 million as of June 30, 2020. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $11.9 million and $13.4 million as of June 30, 2021 and 2020, respectively.

The total amount of unrecognized tax benefits at June 30, 2021, may change significantly within the next 12 months, decreasing by an estimated range of $18.6 million to $2.5 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company filed amended federal tax returns for fiscal years 2013-2016 in fiscal 2020 prior to the statute of limitations expiring. In addition, the Company filed an amended federal tax return for fiscal 2017 in fiscal 2021 prior to the statute of limitations expiring. As a result, those periods are subject to audit. On March 19, 2020, the Federal District Court ruled in the Company’s favor on a disputed Internal Revenue Code Section 199 issue for fiscal years 2006 through fiscal 2012. In the first quarter of fiscal 2021, the Department of Justice waived its right to appeal, resulting in the finalization of the Federal District Court decision and the release of the associated reserve for uncertain tax positions. Therefore, a tax benefit of $15.2 million was recorded in the first quarter of fiscal 2021. The Company has various state income tax examinations ongoing at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2012.

The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Time Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). In connection with the acquisition of Time, the Company assumed the Tax Matters Agreement (TMA) entered into with Time Warner that requires Time to indemnify Time Warner for certain tax liabilities for periods prior to the Time Spin-Off from Time Warner, which was completed on June 6, 2014. With respect to taxes other than those incurred in connection with the Time Spin-Off, the TMA provides that the Company will indemnify Time Warner for (1) any taxes of Time and its subsidiaries for all periods after the Distribution and (2) any taxes of the Time Warner group for periods prior to the Distribution to the extent attributable to Time or its subsidiaries. For purposes of the indemnification described in clause (2), however, Time will generally be required to indemnify Time Warner only for any such taxes that are paid in connection with a tax return filed after the Distribution or that result from an adjustment made to such taxes after the Distribution. In these cases, Time’s indemnification obligations generally would be computed based on the amount by which the tax liability of the Time Warner group is greater than it would have been absent Time’s inclusion in its tax returns (or absent the applicable adjustment). Time and Time Warner will generally have joint control over tax authority audits or other tax proceedings related to Time specific tax matters. As of June 30, 2021 and 2020, the Company has recorded a liability in connection with the TMA of $29.8 million and $28.9 million, respectively.

11. Commitments and Contingent Liabilities

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

	Payments Due In
Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(In millions)
Broadcast rights payable
Recorded commitments	$5.5	$2.6	$1.2	$0.7	$0.7	$0.1	$10.8
Unavailable rights	8.0	7.2	1.1	—	—	—	16.3
Total commitments	$13.5	$9.8	$2.3	$0.7	$0.7	$0.1	$27.1

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and, therefore, not included in the consolidated financial statements. Such unavailable rights amounted to $16.3 million at June 30, 2021. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company’s current borrowing rate, was $15.2 million at June 30, 2021.

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

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which were recorded in other noncurrent liabilities on the Consolidated Balance Sheets, was $2.0 million and $2.2 million at June 30, 2021 and 2020, respectively, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements was $12.0 million as of June 30, 2021.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 30, 2019. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. On October 28, 2020, a U.S. District Judge granted defendants’ motion to dismiss, dismissing the Iowa Action with prejudice at plaintiffs’ cost due to plaintiffs’ failure to satisfy applicable pleading requirements. Specifically, the court held that plaintiffs had failed to plead any actionable misstatement or omission, scienter, or loss causation. On November 23, 2020, the lead plaintiff filed a notice of appeal of the District Court’s dismissal. The parties have completed briefing in the Eighth Circuit Court of Appeals, and it appears likely we will receive a decision on the appeal sometime in late 2021 or 2022.

On April 3, 2019, a purported class of plaintiff purchasers of broadcast television spot advertising amended its pending consolidated complaint in the U.S. District Court for the Northern District of Illinois against a number of broadcast television station groups to add Meredith and other broadcast television station groups as defendants (the Defendants). The amended complaint alleges that the Defendants have violated federal antitrust law by entering agreements with their competitors to fix prices and exchange competitively sensitive information. The Defendants filed a joint motion to dismiss on June 5, 2019, after which the plaintiffs filed a consolidated second amended complaint on September 9, 2019. The Defendants filed a joint motion to dismiss the second amended complaint on October 8, 2019. On November 6, 2020, the court denied the motion to dismiss. The Court has set a pretrial schedule requiring that all fact discovery be completed by July 1, 2022, and briefing on class certification be completed by November 14, 2022.

The results of any such litigation, including the aforementioned class action lawsuits, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to the Company, or the Company were to enter into a settlement arrangement, it could be exposed to monetary damages or limits on our ability to operate the business, which could have an adverse effect on the business, financial condition, and operating results.

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

12. Fair Value Measurements

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

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

• Level 1Quoted prices (unadjusted) in active markets for identical assets or liabilities;
• Level 2Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
• Level 3Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company’s financial instruments not measured at fair value in the Consolidated Balance Sheets:

	June 30, 2021		June 30, 2020
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$10.8	$9.8	$12.7	$11.7
Long-term debt	2,746.0	2,859.3	2,985.9	2,753.6

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt was based on pricing from observable market information obtained from a non-active market, therefore was included as a Level 2 measurement.

The following tables summarize recurring and nonrecurring fair value measurements at June 30, 2021 and 2020:

	As of June 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$112.6	$112.6	$—	$—
Accrued expenses
Contingent consideration	$2.2	$—	$—	$2.2
Deferred compensation plans	2.1	—	2.1	—
Other noncurrent liabilities
Contingent consideration	1.6	—	—	1.6
Deferred compensation plans	13.6	—	13.6	—
Total recurring liability fair value measurements	$19.5	$—	$15.7	$3.8

	As of and for the year ended June 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total Losses
Recurring fair value measurements
Cash and cash equivalents – cash equivalents	$115.2	$115.2	$—	$—
Accrued expenses
Contingent consideration	$1.3	$—	$—	$1.3
Deferred compensation plans	3.4	—	3.4	—
Other noncurrent liabilities
Contingent consideration	3.6	—	—	3.6
Deferred compensation plans	13.5	—	13.5	—
Total recurring liability fair value measurements	$21.8	$—	$16.9	$4.9
Nonrecurring fair value measurements
Net property, plant, and equipment [1]	$16.7	$—	$—	$16.7	$(23.4)
Operating lease assets [2]	46.3	—	—	46.3	(64.5)
Intangible assets, net [3]	77.9	—	—	77.9	(48.7)
Goodwill [4]	1,602.5	—	—	1,602.5	(252.7)
Total nonrecurring fair value measurements	$1,743.4	$—	$—	$1,743.4	$(389.3)

1
Represents leasehold improvements and furniture and fixtures with a carrying value of $40.1 million partially impaired with its associated operating lease asset at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further discussion, refer to Note 6.

2
Represents an operating lease asset with a carrying value of $110.8 million partially impaired at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further discussion, refer to Note 6.

3
Represents a local media FCC license partially impaired at March 31, 2020, and five national media trademarks. One trademark was fully impaired at September 30, 2019, and four additional were partially impaired at March 31, 2020. The assets had a carrying value of $126.6 million prior to the impairment. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further details, refer to Note 7.

4
Represents national media goodwill with a carrying value of $1,855.2 million partially impaired at March 31, 2020. The impairment charge was recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss). For further details, refer to Note 7.

The fair value of deferred compensation plans is derived from quotes of similar investments observable in the market, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on estimates on future performance benchmarks established in the associated acquisition agreements and the amortization of the present value discount. These estimates are based on inputs not observable in the market and thus represent Level 3 measurements. Estimates utilize a weighted average discount rate of 3.50 percent, weighted by relative fair value.

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

The fair values of the trademarks, FCC licenses, and goodwill were measured on a non-recurring basis and were determined based on significant inputs not observable in the market and thus represented Level 3 measurements. Key assumptions used to determine the fair value included discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used was based on several factors, including market interest rates, and a weighted average cost of capital analysis based on the target capital structure, and included adjustments for market risk and Company-specific risk. Estimated cash flows were based on internally developed estimates and the revenue growth rates were based on industry knowledge and historical performance. For the intangible assets, the unobservable significant inputs included a discount rate of 11.00 percent, a royalty rate of 1.61 percent, and a terminal revenue growth rate of 1.48 percent, all weighted by relative fair values. For further discussion of the impairment of these assets, refer to Note 7. The impairment charges were recorded in the impairment of goodwill and other long-lived assets line on the Consolidated Statements of Earnings (Loss).

The following table represents the changes in the fair value of liabilities subject to Level 3 remeasurement during the years ended June 30, 2021 and 2020.

Years ended June 30,	2021	2020
(In millions)
Contingent consideration
Balance at beginning of year	$4.9	$0.8
Additions due to acquisitions	—	4.1
Payments	(1.0)	—
Fair value adjustment of contingent consideration	(0.1)	—
Balance at end of year	$3.8	$4.9

The fair value adjustment of contingent consideration was the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration was included in the selling, general, and administrative line on the Consolidated Statements of Earnings (Loss).

13. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 19) is as follows.

June 30, 2021	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$491.8	$19.0	$—	$510.8
Magazine	426.5	—	—	426.5
Non-political spot	—	279.2	—	279.2
Political spot	—	175.4	—	175.4
Third party sales	46.1	92.5	(4.9)	133.7
Total advertising related	964.4	566.1	(4.9)	1,525.6
Consumer related
Subscription	564.7	—	—	564.7
Retransmission	—	377.0	—	377.0
Newsstand	150.0	—	—	150.0
Licensing	124.9	—	—	124.9
Affinity marketing	62.3	—	—	62.3
Digital and other consumer driven	90.9	0.8	—	91.7
Total consumer related	992.8	377.8	—	1,370.6
Other
Projects based	50.4	—	—	50.4
Other	15.9	14.9	—	30.8
Total other	66.3	14.9	—	81.2
Total revenues	$2,023.5	$958.8	$(4.9)	$2,977.4

June 30, 2020	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$376.8	$17.7	$—	$394.5
Magazine	553.5	—	—	553.5
Non-political spot	—	285.6	—	285.6
Political spot	—	23.9	—	23.9
Third party sales	63.1	80.7	(2.3)	141.5
Total advertising related	993.4	407.9	(2.3)	1,399.0
Consumer related
Subscription	611.8	—	—	611.8
Retransmission	—	347.9	—	347.9
Newsstand	150.8	—	—	150.8
Licensing	98.0	—	—	98.0
Affinity marketing	67.4	—	—	67.4
Digital and other consumer driven	72.8	—	—	72.8
Total consumer related	1,000.8	347.9	—	1,348.7
Other
Projects based	56.7	—	—	56.7
Other	30.7	13.5	—	44.2
Total other	87.4	13.5	—	100.9
Total revenues	$2,081.6	$769.3	$(2.3)	$2,848.6

June 30, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$394.9	$15.8	$—	$410.7
Magazine	690.1	—	—	690.1
Non-political spot	—	323.3	—	323.3
Political spot	—	102.9	—	102.9
Third party sales	65.3	96.2	(1.9)	159.6
Total advertising related	1,150.3	538.2	(1.9)	1,686.6
Consumer related
Subscription	716.1	—	—	716.1
Retransmission	—	316.5	—	316.5
Newsstand	165.5	—	—	165.5
Licensing	95.2	—	—	95.2
Affinity marketing	66.7	—	—	66.7
Digital and other consumer driven	56.8	—	—	56.8
Total consumer related	1,100.3	316.5	—	1,416.8
Other
Projects based	50.5	—	—	50.5
Other	25.5	9.1	—	34.6
Total other	76.0	9.1	—	85.1
Total revenues	$2,326.6	$863.8	$(1.9)	$3,188.5

CONTRACT BALANCES

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer, and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contracts, the Company does not have significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $396.4 million at June 30, 2021, and $403.2 million at June 30, 2020, and are presented as current portion of unearned revenues on the Consolidated Balance Sheets. Noncurrent contract liabilities were $218.8 million at June 30, 2021, and $267.5 million at June 30, 2020, and are reflected as unearned revenues on the Consolidated Balance Sheets. Revenue of $400.5 million and $478.4 million recognized in the years ended June 30, 2021 and 2020, respectively, were in contract liabilities at the beginning of the periods.

During the second quarter of fiscal 2020, the Company wrote off $42.7 million of contract liabilities due to the discontinuation of Rachael Ray Every Day and Family Circle as subscription magazines. This amount was composed of balances at June 30, 2019, as well as newly acquired contracts during the first six months of fiscal 2020. In addition, the Company wrote off an offsetting $42.7 million of contract costs associated with the discontinued contracts. The contract liabilities were presented in the current portion of unearned revenues and unearned revenues lines and the contract costs were presented in the current portion of subscription acquisition costs and subscription acquisition costs lines on the Consolidated Balance Sheets.

CONTRACT COSTS

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental and therefore meet the capitalization criteria. These capitalized costs are amortized as revenue is recognized or over the term of the agreement. As of June 30, 2021, the balances recognized from the costs incurred to obtain contracts with customers were $406.0 million, $225.6 million of which was recorded in current portion of subscription acquisition costs and $180.4 million was recorded in subscription acquisition costs on the Consolidated Balance Sheets. As of June 30, 2020, the total balances recognized were $434.8 million, $213.2 million of which was recorded in current portion of subscription acquisition costs and $221.6 million was recorded in subscription acquisition costs. The Company recognized amortization related to these costs of $213.2 million in fiscal 2021, $238.1 million in fiscal 2020, and $319.5 million in fiscal 2019. As discussed in the contract balances section above, during fiscal 2020, the Company wrote off $42.7 million of contract costs associated with discontinued contracts. There were no impairments of contract costs recognized during the years ended June 30, 2021 and 2019.

14. Pension and Postretirement Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution saving plan for most of its U.S. based employees. Eligible Company employees may participate in the Meredith Savings and Investment Plan, a defined contribution plan that allows eligible employees to contribute a percentage of their salary, commissions, and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and the Company makes matching contributions to the plan subject to the limits of the plan. Until January 1, 2021, the Company matched 100 percent of the first 4 percent and 50 percent of the next 1 percent of employee contributions. Effective January 1, 2021, the Company increased the 401(k) match to 100 percent of the first 5 percent for employees ineligible for Meredith pension plans.

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

Employees are allowed to choose among various investment options. The Meredith Savings and Investment Plan included an investment option in the Company’s common stock until December 31, 2018. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. Company contribution expense under these plans totaled $17.6 million in fiscal 2021, $17.9 million in fiscal 2020, and $22.6 million in fiscal 2019.

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

The liabilities associated with the plans fluctuate with hypothetical yields of the underlying investments. Liabilities for the uncollateralized plans were $15.7 million and $16.9 million at June 30, 2021 and 2020, respectively, of which $2.1 million was reflected in the accrued expenses-accrued compensation and benefits line and $13.6 million was reflected in the other noncurrent liabilities line on the Consolidated Balance Sheets at June 30, 2021, and $3.4 million was reflected in the accrued expenses-accrued compensation and benefits line and $13.5 million was reflected in the other noncurrent liabilities line on the Consolidated Balance Sheets at June 30, 2020.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company’s net assets/liabilities for pension and other postretirement benefits:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2021	2020	2021	2020	2021	2020
(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$169.8	$187.5	$815.1	$725.3	$8.5	$8.3
Service cost	9.3	9.7	—	—	—	—
Interest cost	3.3	5.1	10.0	14.4	0.2	0.3
Participant contributions	—	—	—	—	0.8	0.8
Plan amendments	0.1	—	1.5	—	—	—
Net actuarial loss (gain)	—	13.5	(22.2)	124.3	(0.6)	0.1
Benefits paid (including lump sums)	(1.1)	(0.2)	(19.8)	(22.0)	(0.9)	(1.0)
Settlements	(14.6)	(45.8)	—	(4.0)	—	—
Foreign currency exchange rate impact	—	—	101.9	(22.9)	—	—
Benefit obligation, end of year	$166.8	$169.8	$886.5	$815.1	$8.0	$8.5

Change in plan assets
Fair value of plan assets, beginning of year	$125.8	$135.4	$948.9	$872.1	$—	$—
Actual return on plan assets	34.5	6.9	(40.4)	112.7	—	—
Employer contributions	5.8	29.5	14.9	18.2	0.1	0.2
Participant contributions	—	—	—	—	0.8	0.8
Benefits paid (including lump sums)	(1.1)	(0.2)	(19.8)	(22.0)	(0.9)	(1.0)
Settlements	(14.6)	(45.8)	—	(4.0)	—	—
Foreign currency exchange rate impact	—	—	119.3	(28.1)	—	—
Fair value of plan assets, end of year	$150.4	$125.8	$1,022.9	$948.9	$—	$—

Over (under) funded status, end of year	$(16.4)	$(44.0)	$136.4	$133.8	$(8.0)	$(8.5)

The net actuarial loss included in the change in benefit obligation for the domestic pension plan for the year ended June 30, 2020, is primarily the result of a decrease in the discount rate used at June 30, 2020, as compared to June 30, 2019, offset by a very slight gain impacted by a mortality assumption update.

The net actuarial gain included in the change in benefit obligation for the international pension plans for the year ended June 30, 2021, is primarily the result of an increase in the discount rate used at June 30, 2021, as compared to June 30, 2020, partially offset by an increase in inflation. The net actuarial loss included in the change in benefit obligation for the international pension plans for the year ended June 30, 2020, was primarily the result of a significant decrease in the discount rate used at June 30, 2020, as compared to June 30, 2019, partially offset by a decrease in inflation and plan experience.

Benefits paid directly from Meredith assets are included both in employer contributions and benefits paid.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2021	2020	2021	2020	2021	2020
(In millions)
Other assets
Prepaid benefit cost	$26.5	$2.3	$144.2	$140.9	$—	$—
Accrued expenses-compensation and benefits	—
Accrued benefit liability	(3.9)	(6.3)	(0.2)	(0.1)	(0.5)	(0.6)
Other noncurrent liabilities
Accrued benefit liability	(39.0)	(40.0)	(7.6)	(7.0)	(7.5)	(7.9)
Net amount recognized, end of year	$(16.4)	$(44.0)	$136.4	$133.8	$(8.0)	$(8.5)

The accumulated benefit obligation for the domestic defined benefit pension plans was $147.0 million and $150.4 million at June 30, 2021 and 2020, respectively. The accumulated benefit obligation for the international defined benefit pension plans was $886.5 million and $815.1 million at June 30, 2021 and 2020, respectively.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Domestic		International
June 30,	2021	2020	2021	2020
(In millions)
Projected benefit obligation	$43.0	$45.9	$7.8	$7.1
Accumulated benefit obligation	34.1	37.9	7.8	7.1

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings (Loss) were as follows:

	Pension						Postretirement
	Domestic			International			Domestic
Years ended June 30,	2021	2020	2019	2021	2020	2019	2021	2020	2019
(In millions)
Components of net periodic benefit costs
Service cost	$9.3	$9.7	$11.5	$—	$—	$0.1	$—	$—	$—
Interest cost	3.3	5.1	6.5	10.0	14.4	16.9	0.2	0.3	0.3
Expected return on plan assets	(7.8)	(9.2)	(9.7)	(16.9)	(18.4)	(31.5)	—	—	—
Prior service cost amortization	0.4	0.5	0.5	0.2	0.2	—	—	—	—
Actuarial loss (gain) amortization	2.6	2.8	1.9	—	—	—	(0.3)	(0.5)	(0.6)
Settlement charges (credit)	1.1	13.0	2.7	—	1.2	(4.1)	—	—	—
Contractual termination benefits	—	—	1.3	—	—	—	—	—	—
Net periodic benefit costs (credit)	$8.9	$21.9	$14.7	$(6.7)	$(2.6)	$(18.6)	$(0.1)	$(0.2)	$(0.3)

The pension settlement charges recorded in fiscal 2021 and 2020 related to lump-sum payments as a result of executive retirements and a resignation in the prior fiscal year and cash distributions paid by the pension plan during fiscal 2020 exceeding a prescribed threshold. This required that a portion of pension losses within accumulated other comprehensive loss be realized in the period that the related pension liabilities were settled. The international settlement charge recorded in fiscal 2020 was related to the final settlement of the Company's German pension plan.

The components of net periodic benefit costs (credit), other than the service cost component, are included in non-operating income (expense), net in the Consolidated Statements of Earnings (Loss). The amortization of amounts related to unrecognized prior service costs/credit and net actuarial gain/loss were reclassified out of other comprehensive income (loss) as components of net periodic benefit costs.

Amounts recognized in the accumulated other comprehensive loss component of shareholders’ equity for Company-sponsored plans were as follows:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2021	2020	2021	2020	2021	2020
(In millions)
Unrecognized net actuarial losses (gains), net of taxes	$2.7	$25.4	$66.2	$27.5	$(1.6)	$(1.3)
Unrecognized prior service cost, net of taxes	0.5	0.7	8.7	6.7	—	—
Total	$3.2	$26.1	$74.9	$34.2	$(1.6)	$(1.3)

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension				Postretirement
	Domestic		International		Domestic
June 30,	2021	2020	2021	2020	2021	2020
Weighted average assumptions
Discount rate	2.55%	2.43%	1.57%	1.17%	2.75%	2.65%
Rate of compensation increase	3.01%	3.07%	n/a	n/a	3.50%	3.50%
Cash balance interest credit rate	2.14%	2.08%	n/a	n/a	n/a	n/a
n/a - Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension						Postretirement
	Domestic			International			Domestic
Years ended June 30,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Weighted average assumptions
Discount rate	2.43%	3.39%	4.03%	1.17%	2.24%	2.57%	2.65%	3.45%	4.10%
Expected return on plan assets	7.00%	8.00%	8.00%	1.70%	2.20%	3.89%	n/a	n/a	n/a
Rate of compensation increase	3.07%	3.09%	3.50%	n/a	n/a	n/a	3.50%	3.50%	3.50%
n/a - Not applicable

The assumed health care cost trend rates used to measure the expected cost of benefits were as follows:

	Postretirement
Assumed healthcare cost trend rates as of June 30,	2021	2020	2019
Rate of increase in health care cost levels
Initial level	6.50%	5.50%	6.00%
Ultimate level	5.00%	5.00%	5.00%
Years to ultimate level	6 years	2 years	3 years

Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on plan assets and a discount rate. In developing the expected long-term rate of return on plan assets, the Company considered long-term historical rates of return, plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. Returns projected by such consultants and economists are based on broad equity and bond indices. The objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The Company reviews this long-term assumption on a periodic basis.

The value (market-related value) of plan assets is multiplied by the expected long-term rate of return on plan assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company’s pension plans are as follows:

	Domestic				International
	2021 Allocation		2020 Allocation		2021 Allocation		2020 Allocation
June 30,	Target	Actual	Target	Actual	Target	Actual	Target	Actual
Equity securities	63%	66%	70%	69%	2%	2%	7%	6%
Fixed-income securities	37%	32%	30%	30%	61%	62%	55%	56%
Other securities [1]	—%	2%	—%	1%	37%	36%	38%	38%
Total	100%	100%	100%	100%	100%	100%	100%	100%

[1] Other primarily includes pooled investment funds and an insurance buy-in contract.

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

Equity securities did not include any Meredith Corporation common or class B stock at June 30, 2021 or 2020.

Fair value measurements for domestic pension plan assets were as follows:

(In millions)	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Investments in registered investment companies
Equity	$99.5	$75.8	$23.7	$—
Fixed Income	48.5	8.3	40.2	—
Pooled separate accounts	2.4	—	2.4	—
Total assets at fair value	$150.4	$84.1	$66.3	$—

June 30, 2020
Investments in registered investment companies
Equity	$86.2	$63.9	$22.3	$—
Fixed Income	38.0	—	38.0	—
Pooled separate accounts	1.6	—	1.6	—
Total assets at fair value	$125.8	$63.9	$61.9	$—

Fair value measurements for international pension plan assets were as follows:

(In millions)	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Cash and cash equivalents	$4.8	$4.8	$—	$—
Pooled investments
Equity	12.9	1.1	11.8	—
Fixed Income	55.3	6.8	48.5	—
Other	584.9	—	584.9	—
Insurance buy-in contract	365.0	—	—	365.0
Total assets at fair value	$1,022.9	$12.7	$645.2	$365.0

June 30, 2020
Cash and cash equivalents	$10.3	$8.9	$1.4	$—
Pooled investments
Equity	58.8	1.5	57.3	—
Fixed Income	277.2	9.3	267.9	—
Other	253.6	—	253.6	—
Insurance buy-in contract	349.0	—	—	349.0
Total assets at fair value	$948.9	$19.7	$580.2	$349.0

The international pension plans hold investments in liability matching funds whose objective is to provide leveraged returns equal to that of the liabilities. In order to do so, these funds invest in U.K. Treasury Gilt bonds, Gilt Total Return Swaps, Repurchase Transactions, and cash or money markets to provide liquidity to meet payment obligations or post as collateral in the derivative transactions they enter into. These liability matching funds are included in Other pooled investments in the table above.

The trustees of the IPC Plan implemented a new investment strategy in fiscal 2020 to further reduce risk without adversely affecting return. The trustees entered into an insurance buy-in contract with a private limited life insurance company to insure a portion of the IPC Plan, covering approximately 30 percent of IPC Plan participants, which is intended to provide payments designed to equal all future designated contractual benefit payments to covered participants. The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The assets and liabilities with respect to insured participants are assumed to match (i.e., the full benefits have been insured). The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the insurance buy-in contract is presented as a Level 3 investment. Refer to Note 12 for a discussion of the three levels in the hierarchy of fair values.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended June 30,	2021	2020
(In millions)
Balance at beginning of year	$349.0	$—
Purchases	—	353.6
Settlements	(11.7)	—
Change in fair value	(16.1)	(3.2)
Foreign currency translation	43.8	(1.4)
Balance at end of year	$365.0	$349.0

There were no transfers in or out of Level 3 investments for the years ended June 30, 2021 and 2020.

Cash Flows
Although the Company does not have a minimum funding requirement for the domestic pension plans in fiscal 2022, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2022 to the domestic plan. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.6 million to its postretirement plan in fiscal 2022.

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

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits		Postretirement Benefits
(In millions)	Domestic	International	Domestic
2022	$17.3	$18.8	$0.6
2023	16.9	19.4	0.6
2024	16.2	20.4	0.5
2025	19.3	22.7	0.5
2026	18.1	23.0	0.5
2027-2031	74.5	131.4	2.3

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2021, 2020, and 2019 was $0.2 million, $0.2 million, and $0.2 million, respectively, and the accrued liability at June 30, 2021 and 2020, was $3.0 million and $3.1 million, respectively.

15. Share-based Compensation

Meredith has an employee stock purchase plan and a stock incentive plan, both of which are shareholder-approved. More detailed descriptions of these plans follow. Compensation expense recognized for these plans was $17.5 million in fiscal 2021, $13.9 million in fiscal 2020, and $22.9 million in fiscal 2019. The total income tax benefit recognized in earnings (loss) was $3.8 million in fiscal 2021, $3.2 million in fiscal 2020, and $4.9 million in fiscal 2019.

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 5.0 million shares remained available for future awards under the plan as of June 30, 2021. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares and restricted stock units increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees’ interests with those of shareholders.

The Company has awarded restricted stock and restricted stock units to eligible key employees and non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards granted to employees generally vest three or five years from the date of the grant, and the awards granted to directors vest one-third each year during the three-year period from date of grant. The grant date of awards is the date the Compensation Committee of the Board of Directors approves the granting of the awards or a date thereafter as specified by the Committee. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants are amortized over the vesting periods.

The Company’s restricted stock activity during the year ended June 30, 2021, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2020	23.2	$42.90
Granted	38.0	15.98
Vested	(11.2)	44.46
Nonvested at June 30, 2021	50.0	22.09	$2.2

As of June 30, 2021, there was no unearned compensation cost related to restricted stock granted under the plan. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2021, 2020, and 2019, was $15.98, $35.39, and $58.76, respectively. The total fair value of shares vested during the years ended June 30, 2021, 2020, and 2019, was $0.2 million, $0.4 million, and $0.8 million, respectively.

The Company’s restricted stock unit activity during the year ended June 30, 2021, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Units in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2020	531.5	$44.31
Granted	1,059.7	14.33
Vested	(127.8)	49.51
Forfeited	(98.4)	23.94
Nonvested at June 30, 2021	1,365.0	22.01	$59.3

As of June 30, 2021, there was $8.9 million of unearned compensation cost related to restricted stock units granted under the plan. That cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2021, 2020, and 2019, was $14.33, $35.50, and $52.55, respectively. The total fair value of shares vested during the years ended June 30, 2021, 2020, and 2019, was $2.0 million, $7.9 million, and $13.0 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2021:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2020	207.6	$38.42
Additions	20.0	15.90
Converted to common stock	(64.8)	35.03
Balance at June 30, 2021	162.8	37.00

The stock equivalent units outstanding at June 30, 2021, had $1.0 million aggregate intrinsic value. The total intrinsic value of stock equivalent units converted to common stock was zero for the year ended June 30, 2021, compared to zero in fiscal 2020, and $1.7 million for fiscal 2019.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options in thousands and Aggregate Intrinsic Value in millions)
Outstanding July 1, 2020	2,896.0	$48.57
Granted	1,200.5	14.46
Exercised	(63.5)	27.87
Forfeited	(152.4)	32.64
Outstanding June 30, 2021	3,880.6	39.16	7.0	$37.3
Exercisable June 30, 2021	1,933.3	$51.49	5.4	$1.6

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2021	2020	2019
Risk-free interest rate	0.4-0.7%	1.4-1.8%	2.3%-3.0%
Expected dividend yield	—%	5%	4%
Expected option life	6-6.5 yrs	6-6.5 yrs	6-6.5 yrs
Expected stock price volatility	52-56%	40%	33-35%

The weighted average grant date fair value of options granted during the years ended June 30, 2021, 2020, and 2019, was $5.56, $8.64, and $12.26, respectively. The total intrinsic value of options exercised during the years ended June 30, 2021, 2020, and 2019, was $0.6 million, $0.4 million, and $1.7 million, respectively. As of June 30, 2021, there was $3.2 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.9 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2021, 2020, and 2019 was $1.8 million, $1.0 million, and $4.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million, $0.1 million, and $0.4 million, respectively, for the years ended June 30, 2021, 2020, and 2019.

Employee Stock Purchase Plan

On January 1, 2020, Meredith reintroduced a previously suspended Employee Stock Purchase Plan (ESPP). The ESPP allows employees to purchase shares of Meredith common stock at a 5 percent discount on the market value at the end of each quarter through bi-weekly payroll deductions. Shares purchased through the ESPP that are held for two years qualify for a 15 percent Company match on the original purchase price in the form of additional shares of Meredith stock. The ESPP has quarterly offering periods. There were 2 million common shares authorized and approximately 0.6 million shares remained available for issuance under the ESPP as of June 30, 2021.

Compensation cost for the ESPP was based on the fair value of the employee match amortized over the match period of two years. In fiscal 2021, the Company issued approximately 0.1 million ESPP shares that had a weighted average market price per share at purchase of $22.57 and an average purchase price per share of $21.44. In fiscal 2020, the Company issued approximately 0.1 million ESPP shares that had a weighted average market price per share at purchase of $13.43 and an average purchase price per share of $12.76.

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

From time to time, the Company’s Board of Directors has authorized the repurchase of shares of the Company’s common stock and class B stock. In May 2014, the Board approved the repurchase of $100.0 million of shares. As of June 30, 2021, $45.4 million remained available under the current authorizations for future repurchases.

Repurchases of the Company’s common and class B stock were as follows:

Years ended June 30,	2021	2020	2019
(In millions)
Number of shares	0.1	0.1	0.2
Cost at market value	$2.9	$4.7	$10.0

Shares deemed to be delivered to the Company on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by the Board. Shares tendered for the exercise price of stock options were minimal at a cost of $1.8 million in fiscal 2021, minimal at a cost of $1.0 million in fiscal 2020, and 0.1 million shares at a cost of $4.1 million in fiscal 2019.

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

The following table presents the calculations of basic earnings (loss) per common share:

Years ended June 30,	2021	2020	2019
(In millions except per share data)
Net earnings (loss)	$306.6	$(234.3)	$46.3
Participating warrants dividend	—	(2.8)	(3.6)
Series A preferred stock dividend	—	(56.5)	(55.9)
Accretion of Series A preferred stock	—	(18.2)	(17.6)
Loss on redemption of Series A preferred stock	—	(163.6)	—
Other securities dividends	—	(0.6)	(1.2)
Undistributed earnings allocated to participating securities	(15.2)	—	—
Basic earnings (loss) attributable to common shareholders	$291.4	$(476.0)	$(32.0)

Basic weighted average common shares outstanding	46.2	45.7	45.3
Basic earnings (loss) per common share	$6.31	$(10.41)	$(0.71)

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Years ended June 30,	2021	2020	2019
(In millions except per share data)
Basic weighted average common shares outstanding	46.2	45.7	45.3
Dilutive effect of stock options and equivalents	0.3	—	0.2
Diluted weighted average common shares outstanding	46.5	45.7	45.5

Diluted earnings (loss) attributable to common shareholders	$291.4	$(476.0)	$(32.0)
Diluted earnings (loss) per common share	6.27	(10.41)	(0.70)

For the year ended June 30, 2021, 1.5 million warrants and 0.3 million shares of restricted stock were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per common share becoming more than the basic earnings per common share). Therefore, these securities are not taken into account in determining the weighted average number of common shares for the calculation of diluted earnings per common share for the year ended June 30, 2021.

For the year ended June 30, 2020, 0.7 million convertible preferred shares, 1.6 million warrants, and 0.1 million shares of restricted stock were not included in the computation of diluted loss per common share. These securities have an antidilutive effect on the loss per common share calculation (the diluted loss per common share becoming less negative than the basic loss per common share). Therefore, these securities are not taken into account in determining the weighted average number of common shares for the calculation of diluted loss per common share for the year ended June 30, 2020.

For the year ended June 30, 2019, 0.2 million options were included in the computation of diluted loss per common share while being antidilutive (the diluted loss per share becoming less negative than basic loss per share). These shares are dilutive (the diluted earnings per common share becoming less than basic earnings per common share) when calculating the diluted earnings per common share for income from continuing operations, which is the control number when determining the dilutive impact of securities in all earnings (loss) per common share calculations. Therefore, these securities are included in all diluted earnings (loss) per common share calculations for the year ended June 30, 2019. In addition, 0.7 million convertible preferred shares, 1.6 million warrants, 0.3 million common stock equivalents, and 0.1 million shares of restricted stock were not included in the computation of diluted loss per common share. These securities have an antidilutive effect on the loss per common share calculation (the diluted loss per common share becoming less negative than basic loss per common share). Therefore, these securities are not taken into account in determining the weighted average number of common shares for the calculation of diluted loss per share for the year ended June 30, 2019.

In addition, antidilutive options excluded from the above calculations totaled 3.7 million for the year ended June 30, 2021 ($53.88 weighted average exercise price), 3.8 million for the year ended June 30, 2020 ($54.66 weighted average exercise price), and 2.5 million for the year ended June 30, 2019 ($63.86 weighted average exercise price).

In the years ended June 30, 2021, 2020, and 2019, 0.1 million, a minimal amount, and 0.1 million options were exercised to purchase common shares, respectively.

18. Other comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings (loss) as well as items of other comprehensive income (loss).

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

	Minimum Pension/Post Retirement Liability Adjustments	Foreign Currency Translation	Accumulated Other Comprehensive Loss
(In millions)
Balance at June 30, 2018	$(23.8)	$(12.9)	$(36.7)
Current-year adjustments, pre-tax	(9.1)	(2.8)	(11.9)
Tax expense	2.3	—	2.3
Other comprehensive loss	(6.8)	(2.8)	(9.6)
Balance at June 30, 2019	(30.6)	(15.7)	(46.3)
Current-year adjustments, pre-tax	(28.7)	(6.8)	(35.5)
Tax benefit	(0.6)	—	(0.6)
Other comprehensive loss	(29.3)	(6.8)	(36.1)
Balance at June 30, 2020	(59.9)	(22.5)	(82.4)
Current-year adjustments, pre-tax	(9.5)	21.7	12.2
Tax benefit	(8.2)	—	(8.2)
Other comprehensive income (loss)	(17.7)	21.7	4.0
Balance at June 30, 2021	$(77.6)	$(0.8)	$(78.4)

19. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on service journalism. On the basis of products and services, the Company has established two reportable segments: national media and local media. The national media segment focuses on the distribution of our nationally recognized brands through magazine publishing, digital media, brand licensing, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company’s revenues are generated in the U.S. and substantially all of the assets reside within the U.S. Intersegment transactions are eliminated.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets include impairments of national media goodwill, operating lease assets and associated leasehold improvements and furniture and fixtures, and trademarks; impairment of a local media FCC license; and the amortization of broadcast rights in the local media segment. Impairment of national media goodwill was $252.7 million in fiscal 2020. The impairments of an operating lease asset and associated leasehold improvements and furniture and fixtures totaled $87.9 million in fiscal 2020. National media trademarks were impaired by $26.4 million in fiscal 2020 and $41.8 million in fiscal 2019. Fiscal 2020 impairment of the local media FCC license was $22.3 million. Broadcast rights amortization totaled $15.8 million in fiscal 2021, $19.0 million in fiscal 2020, and $20.0 million in fiscal 2019.

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

On July 1, 2021, the operating structure of the Company was changed, resulting in a reportable segment realignment. The operating structure change resulted in a split in the existing national media group into two reportable segments. Effective for the first quarter of fiscal 2022, the Company will have three established reportable segments: digital, magazine, and local media.

The following table presents financial information by segment:

Years ended June 30,	2021	2020	2019
(In millions)
Revenues
National media	$2,023.5	$2,081.6	$2,326.6
Local media	958.8	769.3	863.8
Total revenues, gross	2,982.3	2,850.9	3,190.4
Intersegment revenue elimination	(4.9)	(2.3)	(1.9)
Total revenue	$2,977.4	$2,848.6	$3,188.5

Segment profit (loss)
National media	$351.2	$(167.7)	$126.0
Local media	314.0	146.0	278.3
Unallocated corporate	(103.8)	(72.4)	(117.3)
Income (loss) from operations	561.4	(94.1)	287.0
Non-operating income (expense), net	10.8	(1.3)	24.2
Interest expense, net	(178.6)	(145.8)	(170.6)
Earnings (loss) from continuing operations before income taxes	$393.6	$(241.2)	$140.6

Depreciation and amortization
National media	$129.9	$176.5	$206.5
Local media	31.5	38.9	36.6
Unallocated corporate	1.6	4.5	4.5
Total depreciation and amortization	$163.0	$219.9	$247.6

Assets
National media	$3,963.5	$4,110.2	$4,606.8
Local media	1,137.1	1,137.1	1,192.3
Unallocated corporate	465.2	262.8	337.8
Total assets	$5,565.8	$5,510.1	$6,136.9

Capital expenditures
National media	$19.4	$19.9	$13.0
Local media	9.9	19.5	25.1
Unallocated corporate	5.9	16.0	8.3
Total capital expenditures	$35.2	$55.4	$46.4

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
(In millions)
Year ended June 30, 2021
Reserve for doubtful accounts	$25.6	$1.2	$(2.8)	1	$(8.6)	$15.4
Reserve for returns	3.6	—	—		(3.6)	—
Income tax valuation allowance	17.2	0.3	—		—	17.5
Total	$46.4	$1.5	$(2.8)		$(12.2)	$32.9
Year ended June 30, 2020
Reserve for doubtful accounts	$15.4	$15.8	$—		$(5.6)	$25.6
Reserve for returns	5.1	5.1	2.4	2	(9.0)	3.6
Income tax valuation allowance	21.7	—	—		(4.5)	17.2
Total	$42.2	$20.9	$2.4		$(19.1)	$46.4
Year ended June 30, 2019
Reserve for doubtful accounts	$12.2	$4.8	$—		$(1.6)	$15.4
Reserve for returns	2.2	8.8	3.4	3	(9.3)	5.1
Income tax valuation allowance	21.1	0.6	—		—	21.7
Total	$35.5	$14.2	$3.4		$(10.9)	$42.2
1	Amount is the result of the Company’s adoption of ASU 2016-13 on July 1, 2020. Refer to Note 1 for further discussion.
2	Amounts primarily charged against revenue accounts.
3
As a result of the Company's adoption of ASC 606 effective July 1, 2018, the Company recorded a reserve for underperformance of spot advertising of $3.4 million using the modified retrospective method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to provide reasonable assurance that (1) information that is required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (2) such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, Meredith’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the years presented in this Form 10-K, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Meredith’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that were determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and they may not prevent or detect misstatements.

The Company, under the supervision of the Chief Executive Officer and the Chief Financial Officer and the oversight of the Board of Directors, conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting as of June 30, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that the majority of our accounting, finance, and legal employees are working remotely due to the COVID-19 pandemic, but we are continually monitoring the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Board of Directors of the Company has determined that the Company’s 2021 annual meeting of shareholders will be held December 29, 2021 (the 2021 Annual Meeting). The time and location of the 2021 Annual Meeting, and the matters to be considered, will be as set forth in the Company’s definitive proxy statement for the 2021 Annual Meeting to be filed with the SEC.

Because the expected date of the 2021 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of the Company’s 2020 annual meeting of shareholders, the Company is informing shareholders of this change and the updated deadline for shareholders to submit proposals intended for inclusion in our proxy statement for consideration at the 2021 Annual Meeting in accordance with the rules and regulations of the SEC. Accordingly, to be timely, shareholders wishing to submit proposals intended to be considered for inclusion in our proxy statement relating to the 2021 Annual Meeting must ensure that proper notice is received by the Company at its offices no later than the close of business on September 28, 2021, which we consider a reasonable time before we will begin printing and mailing proxy materials. Any proposal intended to be considered for inclusion in our proxy statement must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC. The submission of a shareholder proposal does not guarantee that it will be included in the Company’s proxy materials.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on December 29, 2021, under the captions “Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board” and in Part I of this Form 10-K beginning on page 11 under the caption “Information about our Executive Officers” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on December 29, 2021, under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on December 29, 2021, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on December 29, 2021, under the captions “Related Person Transaction Policy and Procedures” and “Corporate Governance - Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on December 29, 2021, under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 59 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2021, 2020, and 2019
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended June 30, 2021, 2020, and 2019
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule for the years ended June 30, 2021, 2020, and 2019

Schedule II-Valuation and Qualifying Accounts

All other Schedules have been omitted because the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

	3.	Exhibits

Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:

		2.1	Agreement and Plan of Merger among Meredith Corporation, Gray Television, Inc., and Gray Hawkeye Stations, Inc., dated May 3, 2021, is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 3, 2021.

		2.2	Separation and Distribution Agreement by and among Meredith Holdings Corporation, Meredith Corporation, and Gray Television, Inc. dated May 3, 2021, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 3, 2021.

		2.3	Amendment No. 1 to the Agreement and Plan of Merger dated June 2, 2021, by and among Meredith Corporation, Gray Television, Inc., and Gray Hawkeye Stations, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2021.

		2.4	Amendment No. 2 to the Separation and Distribution Agreement dated June 2, 2021, by and among Meredith Corporation and Gray Television, Inc. is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed June 3, 2021.

2.5	Separation and Distribution Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc., incorporated herein by reference to Exhibit 2.1 to Time Inc.’s Current Report on Form 8-K filed June 5, 2014. #

3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

3.2	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, including the Statement of Designation of Series A Preferred Stock of Meredith Corporation attached as Appendix I is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

3.3	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, including the deletion of the Statement of Designation of Series A Preferred Stock of Meredith Corporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 16, 2020.

3.4	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, including amendment of Article III(A)(3) is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 16, 2020.

3.5	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 is incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

4.2	Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

4.3	Form of 6.875 percent Note (included in Exhibit 4.2)

4.4	First Supplemental Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 31, 2018.

4.5	Indenture, dated as of June 29, 2020, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2020.

4.6	Form of 6.500 percent Note (included in Exhibit 4.5)

10.1	Indemnification Agreement in the form entered into between the Company and its officers and directors is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988. *

10.2	Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1993. *

10.3	Meredith Corporation Employee Stock Purchase Plan of 2002, as amended, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 16, 2020 *

10.4	Amended and Restated Replacement Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. *

10.5	Amended and Restated Supplemental Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. *

10.6	Employment Agreement dated August 10, 2016, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2016. *

10.7	Amendment to employment agreement between Meredith Corporation and Thomas Harty effective May 4, 2020, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.8	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and Thomas Harty. *

10.9	Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. *

10.10	Amendment to employment agreement between Meredith Corporation and John Zieser effective May 4, 2020, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.11	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and John Zieser. *

10.12	Employment Agreement dated February 25, 2020, and effective March 9, 2020, between Meredith Corporation and Jason Frierott is incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed February 27, 2020. *

10.13	Amendment to employment agreement between Meredith Corporation and Jason Frierott effective May 4, 2020, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.14	Amended and Restated Severance Agreement between Meredith Corporation and Jason Frierott is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2020. *

10.15	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and Jason Frierott. *

10.16	Employment Agreement dated December 1, 2020, between Meredith Corporation and Catherine Levene is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2020. *

10.17	Amended and Restated Severance agreement dated December 2, 2020, between Meredith Corporation and Catherine Levene is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2020. *

10.18	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and Catherine Levene. *

10.19	Employment Agreement dated May 9, 2018, and effective July 1, 2018, between Meredith Corporation and Patrick McCreery is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. *

10.20	Amendment to employment agreement between Meredith Corporation and Patrick McCreery effective May 4, 2020, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. *

10.21	Amendment to employment agreement dated February 2, 2021, between Meredith Corporation and Patrick McCreery is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2020. *

10.22	Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016. *

10.23	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2014. *

10.24	Form of the Nonqualified Stock Option Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.25	Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.26	Form of the Restricted Stock Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.27	Form of the Restricted Stock Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.28	Form of Restricted Stock Unit Award Agreement - Time Vested for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.29	Form of Restricted Stock Unit Award Agreement - Performance-Based for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10–K for the year ended June 30, 2017. *

10.30	Credit Agreement, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.31	Amendment No. 1 to Credit Agreement, dated as of October 26, 2018, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.32	Amendment No. 2 to Credit Agreement, dated as of February 19, 2020, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent and collateral agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.

10.33	Amendment No. 3 to Credit Agreement, dated as of June 22, 2020, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent and collateral agent is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

10.34	Amendment No. 4 to Credit Agreement dated June 29, 2020, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent and collateral agent is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

10.35	Registration Rights Agreement, dated as of June 29, 2020, by and among the Meredith Corporation, the subsidiary guarantors party thereto and RBC Capital Markets, LLC is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2020.

10.36	Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of January 31, 2018, by and among Meredith Corporation, Time Inc. (UK) Ltd, IPC Media Pension Trustee Limited and Time Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K filed January 31, 2018.

10.37	Amended and Restated Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of March 15, 2018, by and among Meredith Corporation, IPC Media Pension Trustee Limited, and International Publishing Corporation Limited, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2018.

10.38	Option to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.39	Registration Rights Agreement, dated as of January 31, 2018, by and between Meredith Corporation and KED MDP Investments, LLC, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.40	Tax Matters Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. is incorporated herein by reference to Exhibit 10.2 to Time Inc.’s Current Report on Form 8-K filed June 5, 2014.

10.41	Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014, is incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed March 7, 2014. *

10.42	Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014, is incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed March 7, 2014. *

10.43	Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014, and applicable to amounts deferred prior to January 1, 2005, is incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed March 7, 2014. *

10.44	Employee Matters Agreement dated May 3, 2021, by and among Meredith Corporation, Meredith Holdings Corporation, and Gray Television, Inc. is incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2021.

10.45	Tax Matters Agreement dated May 3, 2021, by and among Meredith Corporation, Meredith Holdings Corporation, and Gray Television, Inc. is incorporated hereby by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 3, 2021.

10.46	Transition Services Agreement dated May 3, 2021, by and among Meredith Corporation, Meredith Holdings Corporation, and Gray Television, Inc. is incorporated hereby by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 3, 2021.

21	Subsidiaries of the Registrant

22	List of Guarantor Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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

/s/ Jason Frierott	/s/ Thomas H. Harty
Jason Frierott, Chief Financial Officer (Principal Financial and Accounting Officer)	Thomas H. Harty, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. Mell Meredith Frazier	/s/ Donald A. Baer
D. Mell Meredith Frazier, Vice Chairman of the Board and Director	Donald A. Baer, Director

/s/ Donald C. Berg	/s/ Gregory G. Coleman
Donald C. Berg, Director	Gregory G. Coleman, Director

/s/ Beth J. Kaplan	/s/ Paula A. Kerger
Beth J. Kaplan, Director	Paula A. Kerger, Director

/s/ Christopher Roberts III	/s/ Elizabeth E. Tallett
Christopher Roberts III, Director	Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of September 10, 2021.