Form 10-Q
period 2021-09-30
MEREDITH CORP
filed 2021-11-12
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021
Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street,	Des Moines,	Iowa	50309-3023
(Address of principal executive offices)			(ZIP Code)

Registrant’s telephone number, including area code:	(515)	284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of stock outstanding at October 31, 2021
Common shares	40,741,018
Class B shares	5,060,957
Total common and class B shares	45,801,975

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2021	June 30, 2021
(In millions except per share data)
Current assets
Cash and cash equivalents	$269.0	$240.2
Accounts receivable, net	501.3	501.1
Inventories	29.7	29.3
Current portion of subscription acquisition costs	226.2	225.6
Other current assets	58.0	115.9
Total current assets	1,084.2	1,112.1
Property, plant, and equipment	865.9	883.8
Less accumulated depreciation	(518.8)	(523.2)
Net property, plant, and equipment	347.1	360.6
Operating lease assets	364.3	371.0
Subscription acquisition costs	178.5	180.4
Other assets	264.8	265.6
Intangible assets, net	1,545.2	1,556.8
Goodwill	1,719.2	1,719.3
Total assets	$5,503.3	$5,565.8

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$4.1	$4.1
Current portion of operating lease liabilities	36.5	36.2
Accounts payable	195.1	185.1
Accrued expenses and other liabilities	140.5	237.7
Current portion of unearned revenues	401.3	396.4
Total current liabilities	777.5	859.5
Long-term debt	2,743.5	2,741.9
Operating lease liabilities	425.0	432.1
Unearned revenues	215.6	218.8
Deferred income taxes	462.4	462.4
Other noncurrent liabilities	198.8	199.0
Total liabilities	4,822.8	4,913.7

Shareholders’ equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.7	40.6
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	185.7	178.5
Retained earnings	531.1	506.3
Accumulated other comprehensive loss	(82.1)	(78.4)
Total shareholders’ equity	680.5	652.1
Total liabilities and shareholders’ equity	$5,503.3	$5,565.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2021	2020
(In millions except per share data)
Revenues
Advertising related	$338.2	$358.5
Consumer related	345.9	318.7
Other	24.5	16.3
Total revenues	708.6	693.5
Operating expenses
Production, distribution, and editorial	266.4	241.1
Selling, general, and administrative	319.0	311.2
Acquisition, disposition, and restructuring related activities	18.4	14.1
Depreciation and amortization	28.8	49.0
Total operating expenses	632.6	615.4
Income from operations	76.0	78.1
Non-operating income, net	1.5	5.6
Interest expense, net	(38.3)	(43.5)
Earnings before income taxes	39.2	40.2
Income tax benefit (expense)	(14.4)	2.1
Net earnings	$24.8	$42.3

Diluted earnings attributable to common shareholders	$24.3	$40.3

Basic earnings per share attributable to common shareholders
Basic earnings per common share	$0.52	$0.88
Basic average common shares outstanding	46.5	46.0

Diluted earnings per share attributable to common shareholders
Diluted earnings per common share	$0.51	$0.88
Diluted average common shares outstanding	47.2	46.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2021	2020
(In millions)
Net earnings	$24.8	$42.3
Other comprehensive income (loss)
Pension and other postretirement benefit plans activity, net of income taxes	2.5	(1.0)
Foreign currency translation adjustment	(6.2)	8.1
Total other comprehensive income (loss)	(3.7)	7.1
Comprehensive income	$21.1	$49.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	$40.6	$5.1	$178.5	$506.3	$(78.4)	$652.1
Net earnings	—	—	—	24.8	—	24.8
Other comprehensive loss, net of income taxes	—	—	—	—	(3.7)	(3.7)
Shares issued under various incentive plans, net of forfeitures	0.3	—	5.7	—	—	6.0
Purchases of Company stock	(0.2)	—	(8.3)	—	—	(8.5)
Share-based compensation	—	—	9.8	—	—	9.8
Balance at September 30, 2021	$40.7	$5.1	$185.7	$531.1	$(82.1)	$680.5

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	$40.3	$5.1	$227.6	$197.6	$(82.4)	$388.2
Net earnings	—	—	—	42.3	—	42.3
Other comprehensive income, net of income taxes	—	—	—	—	7.1	7.1
Stock issued under various incentive plans, net of forfeitures	0.1	—	0.3	—	—	0.4
Purchases of Company stock	—	—	(0.4)	—	—	(0.4)
Share-based compensation	—	—	8.8	—	—	8.8
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-13	—	—	—	2.1	—	2.1
Balance at September 30, 2020	$40.4	$5.1	$236.3	$242.0	$(75.3)	$448.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2021	2020
(In millions)
Cash flows from operating activities
Net earnings	$24.8	$42.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	17.2	18.4
Amortization	11.6	30.6
Non-cash lease expense	9.0	9.0
Share-based compensation	9.8	8.8
Deferred income taxes	0.2	3.0
Amortization of original issue discount and debt issuance costs	3.1	3.1
Amortization of broadcast rights	3.7	4.6
Loss (gain) on sale of assets, net	0.1	(3.0)
Fair value adjustments to contingent consideration	(1.5)	—
Changes in assets and liabilities, net of acquisitions	(35.7)	(37.9)
Net cash provided by operating activities	42.3	78.9
Cash flows from investing activities
Additions to property, plant, and equipment	(7.8)	(9.3)
Other	—	0.3
Net cash used in investing activities	(7.8)	(9.0)
Cash flows from financing activities
Repayments of long-term debt	(1.0)	(1.0)
Purchases of Company stock	(8.5)	(0.4)
Proceeds from common stock issued	6.0	0.4
Payment of acquisition-related contingent consideration	(1.3)	—
Financing lease payments	(0.7)	(0.6)
Net cash used in financing activities	(5.5)	(1.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3
Net increase in cash and cash equivalents	28.8	68.6
Cash and cash equivalents at beginning of period	240.2	132.4
Cash and cash equivalents at end of period	$269.0	$201.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in Meredith’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2021, and for the three months ended September 30, 2021 and 2020, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2021, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. In particular, the COVID-19 pandemic continues to have an adverse impact on global economic conditions and there remains risk that COVID-19 could have material adverse impacts on the Company's future revenue growth as well as overall profitability.

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

2. Pending Merger Transactions

As previously announced, the Company entered into an Agreement and Plan of Merger dated as of May 3, 2021, and as amended on June 2, 2021 and October 6, 2021, by and among Gray Television, Inc. (Gray), Gray Hawkeye Stations, Inc., a wholly-owned subsidiary of Gray (Gray Merger Sub) and Meredith (Gray Merger Agreement) under which Meredith, Gray, and Gray Merger Sub agreed to effect the acquisition of Meredith immediately after and subject to the consummation of the spin-off of the Company’s digital and magazine segments and corporate operations to the Company’s shareholders (the Spin-Off). Pursuant to the Spin-Off, Meredith shareholders will receive a number of shares of Meredith Holdings Corporation, a wholly-owned subsidiary of Meredith (Spin-Co) equal to the number and class of shares such shareholder holds in Meredith. As a result of the merger contemplated by the Gray Merger Agreement (the Gray Merger), Gray will acquire the Company's local media business segment and Meredith will become a wholly-owned subsidiary of Gray. The Company will hold a special shareholder meeting to vote on the Gray Merger. The Company expects the Spin-Off and the Gray Merger will be completed in the fourth quarter of calendar year 2021 subject to the satisfaction or waiver of closing conditions (including regulatory approvals and the receipt of Meredith shareholder approval of the Gray Merger).

Upon consummation of the Gray Merger, Meredith shareholders will receive $16.99 in cash per share, without interest and subject to applicable tax withholding, for each share of Meredith common stock and Meredith class B stock owned by them, but will not receive any shares of Gray common stock. For more information concerning the

Gray Merger, refer to the Current Reports on Form 8‑K filed with the SEC on May 3, 2021 and June 3, 2021, and the definitive proxy statement filed with the SEC on November 8, 2021.

Separately, the Company recently announced that Meredith entered into an Agreement and Plan of Merger (the Dotdash Merger Agreement) dated as of October 6, 2021, by and among Meredith, Spin-Co, About, Inc. (Dotdash), and solely for the limited purposes set forth therein, IAC/InterActiveCorp (IAC) under which Dotdash will acquire Spin-Co (which will consist of the digital and magazine segments and corporate operations at the time of the acquisition), with Spin–Co surviving the merger as a wholly-owned subsidiary of Dotdash (the Dotdash Merger).

Under the terms of the Dotdash Merger Agreement, Spin-Co shareholders will be entitled to receive $42.18 per share in cash (subject to downward adjustment as provided in the Dotdash Merger Agreement), without interest and subject to all applicable tax withholding, for each share of Spin-Co common stock and each share of Spin-Co class B stock that the shareholder owns immediately prior to the closing of the Dotdash Merger, and will have no ongoing ownership interest in the continuing business.

The Dotdash Merger has been approved by Meredith's Board of Directors. As set forth in the Dotdash Merger Agreement, the closing of the Dotdash Merger Agreement is subject to certain customary conditions, including but not limited to, clearance under the Hart-Scott-Rodino antitrust act, the absence of legal barriers to the closing of the merger, and the occurrence of the Spin-Off. Because Meredith, as the sole shareholder of Spin-Co, approved the Dotdash Merger, Meredith shareholders are not required to vote on the Dotdash Merger Agreement. The Dotdash Merger is expected to close in the fourth quarter of calendar year 2021. For more information concerning this Dotdash Merger, refer to the Company's Current Reports on Form 8‑K filed with the SEC on October 7, 2021.

The Company incurred $11.5 million of investment banking, legal, accounting, and other professional fees and expenses in the first quarter of fiscal 2022 related to the pending Gray Merger and Dotdash Merger. These costs are included in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings. The limited tax deductibility of certain of these merger-related expenses also impacted the fiscal 2022 first quarter effective tax rate.

3. Inventories

Major components of inventories are summarized below.

(In millions)	September 30, 2021	June 30, 2021
Raw materials	$15.8	$13.9
Work in process	11.9	13.2
Finished goods	2.0	2.2
Inventories	$29.7	$29.3

4. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	September 30, 2021			June 30, 2021
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Digital
Publisher relationships	$10.3	$(3.1)	$7.2	$10.3	$(2.8)	$7.5
Customer lists	7.1	(4.0)	3.1	7.1	(3.6)	3.5
Partner relationships	3.2	(0.8)	2.4	3.2	(0.7)	2.5
Advertiser relationships	—	—	—	95.9	(95.9)	—
Other	19.6	(14.8)	4.8	20.3	(14.5)	5.8
Magazine
Publisher relationships	122.5	(64.2)	58.3	122.5	(59.8)	62.7
Partner relationships	95.0	(58.1)	36.9	95.0	(54.2)	40.8
Customer lists	0.9	(0.4)	0.5	0.9	(0.3)	0.6
Advertiser relationships	—	—	—	115.1	(115.1)	—
Other	13.4	(1.6)	11.8	15.6	(3.7)	11.9
Local media
Network affiliation agreements	218.6	(158.0)	60.6	229.3	(167.5)	61.8
Retransmission agreements	6.7	(3.0)	3.7	10.6	(6.8)	3.8
Advertiser relationships	—	—	—	12.5	(12.5)	—
Other	—	—	—	0.7	(0.7)	—
Total	$497.3	$(308.0)	189.3	$739.0	$(538.1)	200.9
Intangible assets not subject to amortization
Digital
Trademarks			29.7			29.7
Internet domain names			8.3			8.3
Magazine
Trademarks			665.0			665.0
Local media
FCC licenses			652.9			652.9
Total			1,355.9			1,355.9
Intangible assets, net			$1,545.2			$1,556.8

Amortization expense was $11.6 million and $30.6 million for the three months ended September 30, 2021 and 2020, respectively. Annual amortization expense for intangible assets is expected to be as follows: $45.3 million in fiscal 2022, $42.6 million in fiscal 2023, $34.5 million in fiscal 2024, $17.1 million in fiscal 2025, and $6.6 million in fiscal 2026.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2021			2020
(In millions)	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Digital
Balance at beginning of period	$893.6	$(121.7)	$771.9	$893.7	$(121.7)	$772.0
Acquisition adjustments	—	—	—	(0.1)	—	(0.1)
Balance at end of period	893.6	(121.7)	771.9	893.6	(121.7)	771.9

Magazine
Balance at beginning of period	961.8	(131.0)	830.8	961.7	(131.0)	830.7
Foreign currency translation	(0.1)	—	(0.1)	0.2	—	0.2
Balance at end of period	961.7	(131.0)	830.7	961.9	(131.0)	830.9

Local media
Balance at beginning of period	116.6	—	116.6	116.6	—	116.6
Activity	—	—	—	—	—	—
Balance at end of period	116.6	—	116.6	116.6	—	116.6
Total	$1,971.9	$(252.7)	$1,719.2	$1,972.1	$(252.7)	$1,719.4

5. Restructuring Accrual

In the first quarter of fiscal 2021, management committed to a performance improvement plan to control costs. Actions included consolidating certain local media functions and reallocating positions across the Company by shifting resources to the digital segment. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $12.4 million for severance and related benefit costs associated with the involuntary termination of employees. These actions affected approximately 140 employees in the local media segment, 65 in the magazine segment, 15 in the digital segment, and 10 in unallocated corporate. The majority of the severance costs for these restructuring actions were paid during fiscal 2021, with the remainder to be paid in fiscal 2022. These costs were recorded in the acquisition, disposition, and restructuring related activities line on the Condensed Consolidated Statements of Earnings.

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amounts Accrued in the Period
Three months ended September 30,	2021	2020
(in millions)
Digital	$—	$0.8
Magazine	—	3.8
Local media	—	7.2
Unallocated corporate	0.1	0.6
Total	$0.1	$12.4

The Company does not expect any additional costs to be incurred under previously approved restructuring plans.

Details of changes in the Company’s restructuring accrual related to employee terminations are as follows:

Three months ended September 30,	2021	2020
(In millions)
Balance at beginning of period	$4.3	$10.7
Accruals	0.1	12.4
Cash payments	(1.8)	(4.1)
Reversal of excess accrual	—	(1.9)
Balance at end of period	$2.6	$17.1

As of September 30, 2021, the $2.6 million was classified as current liabilities on the Condensed Consolidated Balance Sheets.

6. Long-term Debt

Long-term debt consisted of the following:

	September 30, 2021			June 30, 2021
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due January 31, 2025	$1,062.5	$(9.7)	$1,052.8	$1,062.5	$(10.4)	$1,052.1
Senior credit facility incremental term loan, due January 31, 2025	404.9	(17.0)	387.9	405.9	(18.2)	387.7
Revolving credit facility of $350 million, due January 31, 2023	—	—	—	—	—	—
Senior Notes
6.875% senior notes, due February 1, 2026	1,022.9	(12.1)	1,010.8	1,022.9	(12.7)	1,010.2
6.500% senior secured notes, due July 1, 2025	300.0	(3.9)	296.1	300.0	(4.0)	296.0
Total long-term debt	2,790.3	(42.7)	2,747.6	2,791.3	(45.3)	2,746.0
Current portion of long-term debt	(4.1)	—	(4.1)	(4.1)	—	(4.1)
Long-term debt	$2,786.2	$(42.7)	$2,743.5	$2,787.2	$(45.3)	$2,741.9

7. Income Taxes

For the first three months of fiscal 2022, Meredith recorded tax expense of $14.4 million. This compares to a tax benefit recorded by the Company of $2.1 million for the first three months of fiscal 2021.

The first three months of fiscal 2021 included a tax benefit of $15.2 million as a result of the finalization of a favorable court determination. In the third quarter of fiscal 2020, the Federal District Court ruled in the Company’s favor on a disputed Internal Revenue Code Section 199 issue for fiscal years 2006 through fiscal 2012. In the first quarter of fiscal 2021, the Department of Justice waived its right to appeal, resulting in the finalization of the Federal District Court decision and the release of the associated reserve for uncertain tax positions.

The first three months of fiscal 2022 tax expense was impacted by the limited tax deductibility of certain merger-related expenses. Refer to Note 2 for further discussion of the pending merger transactions.

8. Commitments and Contingencies

Lease Guarantees

The Company guarantees two leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those guarantees, which are recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $1.9 million and $2.0 million at September 30, 2021 and June 30, 2021, respectively, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $11.6 million as of September 30, 2021.

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

On September 6, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, its Chief Executive Officer, and its Chief Financial Officer, seeking to represent a class of shareholders who acquired securities of the Company between May 10, 2018 and September 4, 2019 (the New York Action). On September 12, 2019, a shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Iowa against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chairman of the Board seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 5, 2019 (the Iowa Action). Both complaints allege that the defendants made materially false and/or misleading statements, and failed to disclose material adverse facts, about the Company’s business, operations, and prospects. Both complaints assert claims under the federal securities laws and seek unspecified monetary damages and other relief. On November 12, 2019, the plaintiff shareholder withdrew the New York Action, and the action has been dismissed. On November 25, 2019, the City of Plantation Police Officers Pension Fund was appointed to serve as lead plaintiff in the Iowa Action. On March 9, 2020, the lead plaintiff filed an amended complaint in the Iowa Action, seeking to represent a class of shareholders who acquired securities of the Company between January 31, 2018 and September 30, 2019. On June 22, 2020, the defendants filed a motion to dismiss the Iowa Action. On October 28, 2020, a U.S. District Judge granted defendants’ motion to dismiss, dismissing the Iowa Action with prejudice at plaintiffs’ cost due to plaintiffs’ failure to satisfy applicable pleading requirements. Specifically, the court held that plaintiffs had failed to plead any actionable misstatement or omission, scienter, or loss causation. On November 23, 2020, the lead plaintiff filed a notice of appeal of the District Court’s dismissal. The Eighth Circuit Court of Appeals issued an opinion on October 18, 2021, affirming the district court's dismissal of the case and denial of leave to amend the complaint. The plaintiff had until November 1, 2021 to request re-hearing or review, but did not. Accordingly, the Eighth Circuit Court of Appeals issued its mandate, closing this case.

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

The following table sets forth the carrying value and the estimated fair value of the Company’s financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets:

	September 30, 2021		June 30, 2021
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$22.9	$21.6	$10.8	$9.8
Total long-term debt	2,747.6	2,850.4	2,746.0	2,859.3

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt was based on pricing from observable market information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following tables summarize recurring and nonrecurring fair value measurements at September 30, 2021 and June 30, 2021:

	September 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$87.5	$87.5	$—	$—
Accrued expenses
Deferred compensation plans	$2.1	$—	$2.1	$—
Other noncurrent liabilities
Contingent consideration	1.0	—	—	1.0
Deferred compensation plans	14.3	—	14.3	—
Total recurring liability fair value measurements	$17.4	$—	$16.4	$1.0

	June 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash and cash equivalents - cash equivalents	$112.6	$112.6	$—	$—
Accrued expenses
Contingent consideration	$2.2	$—	$—	$2.2
Deferred compensation plans	2.1	—	2.1	—
Other noncurrent liabilities
Contingent consideration	1.6	—	—	1.6
Deferred compensation plans	13.6	—	13.6	—
Total recurring liability fair value measurements	$19.5	$—	$15.7	$3.8

The fair value of deferred compensation plans is derived from quotes of similar investments observable in the market, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on estimates of future performance benchmarks established in the associated acquisition agreement and the amortization of the present value discount. This estimate is based on inputs not observable in the market and thus represents a Level 3 measurement. Estimate utilizes a discount rate of 3.50 percent.

The following table represents changes in the fair value of liabilities subject to Level 3 measurement during the three months ended September 30, 2021 and 2020.

Three months ended September 30,	2021	2020
(In millions)
Contingent consideration
Balance at beginning of period	$3.8	$4.9
Payments	(1.3)	—
Fair value adjustment of contingent consideration	(1.5)	—
Balance at end of period	$1.0	$4.9

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

Three months ended September 30, 2021	Digital	Magazine	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$135.6	$—	$5.4	$—	$141.0
Magazine	—	90.4	—	—	90.4
Non-political spot	—	—	70.6	—	70.6
Political spot	—	—	5.0	—	5.0
Third party sales	3.3	0.7	27.8	(0.6)	31.2
Total advertising related	138.9	91.1	108.8	(0.6)	338.2
Consumer related
Subscription	—	136.9	—	—	136.9
Retransmission	—	—	96.7	—	96.7
Newsstand	—	43.3	—	—	43.3
Licensing	31.7	—	—	—	31.7
Affinity marketing	7.4	13.6	—	(5.5)	15.5
Digital and other consumer driven	20.9	0.7	0.2	—	21.8
Total consumer related	60.0	194.5	96.9	(5.5)	345.9
Other
Projects based	—	13.9	—	—	13.9
Other	1.3	5.6	3.7	—	10.6
Total other	1.3	19.5	3.7	—	24.5
Total revenues	$200.2	$305.1	$209.4	$(6.1)	$708.6

Three months ended September 30, 2020	Digital	Magazine	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Digital	$105.1	$—	$4.3	$—	$109.4
Magazine	—	108.5	—	—	108.5
Non-political spot	—	—	56.8	—	56.8
Political spot	—	—	51.7	—	51.7
Third party sales	5.9	8.1	18.3	(0.2)	32.1
Total advertising related	111.0	116.6	131.1	(0.2)	358.5
Consumer related
Subscription	—	133.4	—	—	133.4
Retransmission	—	—	91.4	—	91.4
Newsstand	—	35.1	—	—	35.1
Licensing	24.1	—	—	—	24.1
Affinity marketing	7.0	12.2	—	(4.8)	14.4
Digital and other consumer driven	17.4	2.7	0.2	—	20.3
Total consumer related	48.5	183.4	91.6	(4.8)	318.7
Other
Projects based	—	9.9	—	—	9.9
Other	1.4	1.7	3.3	—	6.4
Total other	1.4	11.6	3.3	—	16.3
Total revenues	$160.9	$311.6	$226.0	$(5.0)	$693.5

Contract Balances

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer, and the Company does not have the contractual right to bill for the related performance obligations. Due to the nature of its contracts, the Company does not have any significant contract assets. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $401.3 million and $396.4 million at September 30, 2021 and June 30, 2021, respectively, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $215.6 million and $218.8 million at September 30, 2021 and June 30, 2021, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Revenue of $131.7 million and $137.3 million recognized during the three months ended September 30, 2021 and 2020, respectively, was in contract liabilities at the beginning of the periods.

11. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith’s pension and postretirement benefit plans:

Three months ended September 30,	2021	2020
(In millions)
Domestic Pension Benefits
Service cost	$2.2	$2.3
Interest cost	0.8	0.8
Expected return on plan assets	(2.2)	(2.0)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	0.3	0.7
Net periodic benefit costs	$1.2	$1.9

International Pension Benefits
Interest cost	$3.3	$2.3
Expected return on plan assets	(3.7)	(3.8)
Prior service cost amortization	0.1	—
Net periodic benefit credit	$(0.3)	$(1.5)

Postretirement Benefits
Interest cost	$0.1	$0.1
Actuarial gain amortization	(0.1)	(0.1)
Net periodic benefit costs	$—	$—

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

12. Earnings Per Common Share

The following table presents the calculations of basic earnings per common share:

Three months ended September 30,	2021	2020
(In millions except per share data)
Net earnings	$24.8	$42.3
Undistributed earnings allocated to participating securities	(0.5)	(2.0)
Basic earnings attributable to common shareholders	$24.3	$40.3

Basic weighted average common shares outstanding	46.5	46.0
Basic earnings per common share	$0.52	$0.88

Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Three months ended September 30,	2021	2020
(In millions except per share data)
Basic weighted-average common shares outstanding	46.5	46.0
Dilutive effect of stock options and equivalents	0.7	—
Diluted weighted-average shares outstanding	47.2	46.0

Diluted earnings attributable to common shareholders	$24.3	$40.3
Diluted earnings per common share	0.51	0.88

For the three months ended September 30, 2021, 0.6 million shares of restricted stock were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming more than the basic earnings per share). Therefore, these securities were not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the three months ended September 30, 2021.

For the three months ended September 30, 2020, 1.5 million warrants were excluded from the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming more than the basic earnings per share). Therefore, these securities were not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, antidilutive options excluded from the above calculations totaled 3.0 million (with a weighted average exercise price per share of $58.09) and 4.2 million (with a weighted average exercise price per share of $49.67), respectively.

In the three months ended September 30, 2021, 0.1 million options were exercised to purchase common shares. No options were exercised during the three months ended September 30, 2020.

13. Financial Information about Industry Segments

Meredith is a multiplatform media and marketing company that provides information and inspiration. On the basis of products and services, the Company historically had two reportable segments: national media and local media. On July 1, 2021, the operating structure of the Company was changed, resulting a split in the existing national media segment into two reportable segments: digital and magazine. There have been no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2021	2020
(In millions)
Revenues
Digital	$200.2	$160.9
Magazine	305.1	311.6
Local media	209.4	226.0
Total revenues, gross	714.7	698.5
Intersegment revenue elimination	(6.1)	(5.0)
Total revenues	$708.6	$693.5

Segment profit
Digital	$56.3	$25.8
Magazine	4.6	5.7
Local media	46.6	63.8
Unallocated corporate	(31.5)	(17.2)
Income from operations	76.0	78.1
Non-operating income, net	1.5	5.6
Interest expense, net	(38.3)	(43.5)
Earnings before income taxes	$39.2	$40.2

Depreciation and amortization
Digital	$7.7	$15.8
Magazine	14.0	24.2
Local media	6.7	8.6
Unallocated corporate	0.4	0.4
Total depreciation and amortization	$28.8	$49.0

The following table presents assets by segment:

(In millions)	September 30, 2021	June 30, 2021
Assets
Digital	$1,472.7	$1,465.1
Magazine	2,462.5	2,498.4
Local media	1,145.0	1,137.1
Unallocated corporate	423.1	465.2
Total assets	$5,503.3	$5,565.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the headings “Forward Looking Statements” and "Item 1A Risk Factors" in this Form 10-Q for the period ended September 30, 2021 (Form 10-Q) and under the “Risk Factors” heading in our Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2021. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy.

EXECUTIVE OVERVIEW

Meredith is a multi-platform media and marketing company that provides information and inspiration. With our long history of demonstrated integrity, editorial excellence, and deep consumer insights, we have earned relationships with approximately 190 million Americans across media platforms, including digital, magazines, performance marketing, brand licensing, and local broadcast television. Our rich proprietary data and sophisticated technology platform provide unparalleled insights and best-in-class advertising and performance marketing solutions.

We operate three business segments: digital, magazine, and local media.

Meredith's digital and magazine segments, formerly reported as a single segment known as Meredith's national media segment, create content and experiences focused on entertainment news, house and home, food, style, health, fitness, travel and luxury, and parenting—priority topics for our largely female audience. We reach our audience daily through our trusted brands including People, Better Homes & Gardens, Allrecipes, Southern Living, and Real Simple.

Our digital business is driven by our trusted brands, broad audience who visit our sites each month, our strong commercial partnerships, and our proprietary technology platform. This platform enables a unified view of our consumers and how they interact with our content and products, as well as the collection and interpretation of first-party data. This combination provides us with deep predictive insights into user behavior that we use to generate content and products that consumers want, which drives engagement and in turn, drives advertising and performance marketing dollars. We are the No. 2 global licensor with robust brand licensing activities that include a Better Homes & Gardens partnership with Walmart Inc., and our performance marketing activities drive approximately $1 billion of revenue sales for our partners annually.

Our magazine business is the largest in the United States, serving 35 million subscribers and driving strong awareness for our brands across platforms. On average we sell one magazine via subscription and one via newsstand every second. Scale in the magazine industry is an important differentiator because it enables greater economies with vendors, and greater reach and efficiency to audiences for advertising and marketing clients. Advertising and marketing clients continue to consolidate their spending with media partners who have broad and efficient reach.

Meredith's local media portfolio includes 17 television stations concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets, including Atlanta, Phoenix, St. Louis, and Portland.

All segments operate primarily in the U.S. and compete against similar and other types of media on both a national and local basis. Of the Company’s $708.6 million in revenues in the first three months of fiscal 2022, the digital segment accounted for 28 percent, the magazine segment accounted for 43 percent, and the local media segment contributed 29 percent.

DIGITAL

Advertising related revenues represented 69 percent of digital’s fiscal 2022 first three months’ revenues. These revenues were generated from the sale of advertising space on our digital properties to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 30 percent of digital’s first three months’ revenues. Consumer related revenues include all revenues either driven by or otherwise linked to consumer buying decisions and includes licensing revenues; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers sold on Meredith's websites magazines.com and magazine.store, which are focused on the sales of Meredith and third-party magazine subscriptions; and other ecommerce and performance marketing sales. The remainder of digital’s revenues came from the sale of a variety of products and services. Digital's major expense categories include editorial, production, and technology costs associated with content and digital platforms and expenses related to our licensing business. Additionally, digital expenses include employee compensation costs, partner remittance, and other routine overhead costs.

MAGAZINE

Advertising related revenues represented 30 percent of magazine’s fiscal 2022 first three months’ revenues. These revenues were primarily generated from the sale of advertising space in our magazines to clients interested in promoting their brands, products, and services to consumers. Consumer related revenues accounted for 64 percent of magazine’s first three months’ revenues. Consumer related revenues includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single-copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; and other product sales and related activities. The remaining 6 percent of magazine’s revenues came from a variety of activities, which included the sale of customer relationship marketing products and services and the sale of other products and services. Magazine’s major expense categories are editorial, production, and delivery costs associated with content creation, production, and distribution of publications and promotional mailings, subscription acquisition costs, and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—52 percent in the first three months of fiscal 2022—from the sale of advertising, both over the air and on our stations’ digital and mobile media properties as well as selling advertising space on third-party platforms. Television retransmission fees accounted for 46 percent of local media’s first three months’ revenues. The remainder comes from other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media’s major expense categories are employee compensation costs and programming fees paid to the networks.

COVID-19 UPDATE

Although the immediate impact of COVID-19 has subsided, uncertainty continues. During the first nine months of calendar 2021, states and localities were in the midst of a vaccine distribution program and easing certain state-mandated restrictions; however, the continued spread and impact of COVID-19 persists, particularly as it relates to the emergence of new variants of the virus, including the Delta variant. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, communities, and shareholders. For additional discussion of the impacts and risks to our business from the COVID-19 pandemic, refer to Item 1- Risk Factors in our most recent Form 10-K.

FIRST QUARTER FISCAL 2022 FINANCIAL OVERVIEW

•Digital revenues increased 24 percent compared to the prior-year period. Performance was led by 29 percent growth in digital advertising revenues and 24 percent in consumer related revenues. On the strong growth in revenues, operating profit more than doubled in the first three months of fiscal 2022.

•Magazine revenues decreased 2 percent compared to the prior-year period. Magazine advertising revenues declined as expected as the segment continued to be challenged by current economic conditions driven by COVID-19 and supply chain disruptions. Consumer related revenue, which accounted for nearly two-thirds of the magazine segment’s revenue, grew 6 percent, driven by newsstand and subscription revenue performance. Operating profit was $4.6 million in the first three months of fiscal 2022, as compared to $5.7 million for the first three months of fiscal 2021.

•Local media revenues decreased 7 percent compared to the prior-year period as declines in political advertising revenues due to the cyclical nature of political advertising more than offset growth in non-political spot advertising revenues, which grew 24 percent. Retransmission revenues grew 6 percent. Local media operating profit decreased 27 percent in the first three months of fiscal 2022 primarily due to the decrease in political advertising revenues.

•Unallocated corporate expenses increased 83 percent in the first quarter of fiscal 2022 primarily due to an increase in transaction-related professional service fees.

•Diluted earnings per share were $0.51 in the first three months of fiscal 2022, down from $0.88 per share in the prior-year period reflecting lower cyclical high-margin political advertising revenues and a reduction in magazine advertising revenues, partially offset by stronger digital performance.

RESULTS OF OPERATIONS

Three months ended September 30,	2021	2020	Change
(In millions except per share data)
Total revenues	$708.6	$693.5	2%
Operating expenses	632.6	615.4	3%
Income from operations	$76.0	$78.1	(3)%
Net earnings	$24.8	$42.3	(41)%
Diluted earnings per common share	0.51	0.88	(42)%

OVERVIEW

The following sections provide an analysis of the results of operations for the digital, magazine, and local media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2021, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2021.

DIGITAL

Digital operating results were as follows:

Three months ended September 30,	2021	2020	Change
(In millions)
Advertising related
Advertising	$135.6	$105.1	29%
Third party sales	3.3	5.9	(44)%
Total advertising related	138.9	111.0	25%
Consumer related
Licensing	31.7	24.1	32%
Affinity marketing	7.4	7.0	6%
Digital and other consumer driven	20.9	17.4	20%
Total consumer related	60.0	48.5	24%
Other	1.3	1.4	(7)%
Total revenues	200.2	160.9	24%
Operating costs and expenses	143.9	135.1	7%
Operating profit	$56.3	$25.8	n/m
Operating profit margin	28.1%	16.0%
n/m - Not meaningful

Revenues
Digital advertising related revenue includes all advertising on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Digital advertising revenue increased 29 percent in the first quarter of fiscal 2022. Meredith continues to benefit from its proprietary technology platform that brings together strong content and trusted brands, unique taxonomy, and first party data, along with flexibility for advertising clients. Growth was driven primarily by a shift in advertising sales channel mix and higher advertising rates, partially offset by a decline in digital sessions.

From a revenue mix standpoint, approximately 65 percent of digital advertising was sold directly by our sales team in the first quarter of fiscal 2022, compared to approximately 60 percent in the prior-year period. We view this increase as a key differentiator highlighting advertiser demand for the full suite of our offerings, including our powerful brands, premium content, and first party data, along with the flexibility that our digital platform offers. The remaining 35 percent was sold programmatically, compared to approximately 40 percent in the prior-year period.

From an advertising rate standpoint, cost per thousand or CPM’s, which had been suppressed during the pandemic, increased 55 percent as compared to the prior-year period.

Digital sessions decreased slightly compared to the prior-year period, as strong year-ago consumer trends resulting from the impact of COVID-19, including increased cooking at home, redecorating, and home remodeling, began returning to more historic norms.

The decrease in third-party sales of 44 percent in the first quarter of fiscal 2022 was primarily due to a decrease in advertising sold on our video content run on third-party sites. More of this content was run on our owned and operated sites further contributing to the increase in digital advertising revenue.

Consumer related revenues include all revenues either driven by or otherwise linked to consumer buying decisions. Fiscal 2022 first quarter consumer related revenues increased 24 percent. Licensing revenue increased in the first quarter of fiscal 2022 primarily due to an increase in royalties from Apple News+ and content syndication. Digital and other consumer driven revenue increased primarily due to increases in content commerce and performance marketing.

Operating Costs and Expenses
In the first quarter of fiscal 2022, digital operating costs and expenses increased 7 percent primarily due to an increase in ad revenue-related partner remittance expenses of $4.9 million, higher employee compensation costs of $4.8 million, an increase in audience acquisition costs of $3.1 million, and higher outside sales commission expense of $2.7 million. These increases were partially offset by a reduction in amortization expense of $7.9 million and a decrease in performance-based compensation expenses of $5.2 million.

Operating Profit
Digital operating profit more than doubled in the first quarter of fiscal 2022 primarily due to the strength of digital advertising revenues.

MAGAZINE

Magazine operating results were as follows:

Three months ended September 30,	2021	2020	Change
(In millions)
Advertising related
Advertising	$90.4	$108.5	(17)%
Third party sales	0.7	8.1	(91)%
Total advertising related	91.1	116.6	(22)%
Consumer related
Subscription	136.9	133.4	3%
Newsstand	43.3	35.1	23%
Affinity marketing	13.6	12.2	11%
Digital and other consumer driven	0.7	2.7	(74)%
Total consumer related	194.5	183.4	6%
Other
Project based	13.9	9.9	40%
Other	5.6	1.7	n/m
Total other	19.5	11.6	68%
Total revenues	305.1	311.6	(2)%
Operating costs and expenses	300.5	305.9	(2)%
Operating profit	$4.6	$5.7	(19)%
Operating profit margin	1.5%	1.8%
n/m - Not meaningful

Revenues
Magazine advertising related revenue includes all advertising placed in Meredith owned publications as well as revenue we generate selling advertising space in third-party publications. Magazine advertising related revenue decreased 22 percent in the first quarter of fiscal 2022.

Magazine advertising revenue decreased 17 percent in the first quarter of fiscal 2022. Declines were driven primarily by the food, prescription drug, and beauty categories, which continue to be impacted by current economic conditions including ongoing work-from-home protocols and supply chain disruptions.

Third-party sales declined 91 percent in the first quarter of fiscal 2022 due primarily to the termination of the custom publishing contract for Departures magazine, which Meredith produced on behalf of a third party.

Consumer related revenues increased 6 percent in the first quarter of fiscal 2022. Newsstand revenues grew 23 percent, driven by higher volume as a result of an increase in retail display pockets and a greater number of titles published in the quarter. Subscription revenue performance was driven primarily by changes in subscriber source mix.

Other revenue increased 68 percent in the first quarter of fiscal 2022 primarily due to resumption of certain consumer events, including the FOOD & WINE Classic held in Aspen, Colorado.

Operating Costs and Expenses
In the first quarter of fiscal 2022, magazine operating costs and expenses decreased 2 percent primarily due to a reduction in amortization expense of $9.5 million, a decrease in performance-based compensation costs of $8.4 million, a decline in severance and related benefit costs of $3.7 million, and a decrease in paper expense of $3.1 million. These declines were partially offset by an increase in subscription expenses of $7.0 million, higher custom publishing expenses of $4.5 million, an increase in bad debt expense of $4.2 million, and higher employee compensation costs of $3.8 million.

Operating Profit
Magazine operating profit decreased 19 percent in the first quarter of fiscal 2022 primarily due to reductions in advertising related revenues.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2021	2020	Change
(In millions)
Advertising related
Non-political spot	$70.6	$56.8	24%
Political spot	5.0	51.7	(90)%
Digital	5.4	4.3	26%
Third party sales	27.8	18.3	52%
Total advertising related	108.8	131.1	(17)%
Consumer related
Retransmission	96.7	91.4	6%
Digital and other consumer driven	0.2	0.2	—%
Total consumer related	96.9	91.6	6%
Other	3.7	3.3	12%
Total revenues	209.4	226.0	(7)%
Operating costs and expenses	162.8	162.2	—%
Operating profit	$46.6	$63.8	(27)%
Operating profit margin	22.3%	28.2%

Revenues
Local media revenues decreased 7 percent in the first quarter of fiscal 2022. Performance reflects $47.1 million less of cyclical political advertising related revenue. Advertising related revenues decreased 17 percent in the first quarter of fiscal 2022. Political spot advertising revenues totaled $5.0 million in the first quarter of the current year compared with $51.7 million in the prior-year first quarter. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental.

Non-political spot advertising revenues increased 24 percent in the first quarter, driven primarily by the gaming, professional services, and home categories. Local non-political spot advertising revenues increased 16 percent in the first quarter of fiscal 2022. National non-political spot advertising revenues increased 41 percent in the first quarter of fiscal 2022.

Third party sales, which represent revenue generated through selling advertising space on third-party platforms, increased 52 percent in the first quarter of fiscal 2022. The increase is primarily due to growth in digital advertising sold on third party platforms of $8.0 million along with growth of $1.6 million in third party page inserts.

Consumer related revenues primarily represent retransmission consent fees from cable, satellite, telecommunications operators, and streaming over-the-top services (such as YouTube TV). Retransmission revenues increased primarily due to annual escalators.

Operating Costs and Expenses
Local media operating costs and expenses increased slightly in the first quarter of fiscal 2022. The increase in the first quarter was primarily due to higher programming fees paid to affiliated networks of $6.0 million and an increase in inventory costs of $5.7 million primarily at MNI Targeted Media partially offset by a reduction in severance and related benefit costs of $7.2 million and a reduction in performance-based compensation costs of $3.3 million.

Operating Profit
Local media operating profit decreased 27 percent in the first three months of fiscal 2022 primarily due to the decrease in political advertising revenues. Growth in non-political spot revenues and lower severance and related benefit costs helped mitigated the decrease.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2021	2020	Change
(In millions)
Three months ended September 30,	$31.5	$17.2	83%

Unallocated corporate expenses increased 83 percent in the first quarter of fiscal 2022 primarily due to an increase in transaction-related professional service fees of $11.5 million and higher employee compensation costs of $5.3 million partially offset by a $4.6 million reduction in performance-based compensation costs.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended September 30,	2021	2020	Change
(In millions)
Production, distribution, and editorial	$266.4	$241.1	10%
Selling, general, and administrative	319.0	311.2	3%
Acquisition, disposition, and restructuring related activities	18.4	14.1	30%
Depreciation and amortization	28.8	49.0	(41)%
Operating expenses	$632.6	$615.4	3%

Fiscal 2022 production, distribution, and editorial costs increased 10 percent in the first quarter of fiscal 2022. The increase was primarily due to an increase in employee compensation costs of $6.0 million, higher programming fees paid to affiliated networks of $6.0 million, an increase in inventory costs of $5.7 million, and higher custom publishing expenses of $4.5 million. These increases were partially offset by a decline in paper expense of $3.1 million.

Selling, general, and administrative expenses increased 3 percent in the first quarter of fiscal 2022 primarily due to an increase in subscription expenses of $7.0 million, higher employee compensation costs of $6.4 million, an increase in ad revenue-related partner remittance expense of $4.9 million, higher bad debt expenses of $3.5 million, and higher audience acquisition costs of $3.1 million. These increases were partially offset by a reduction in performance-based compensation costs of $21.5 million.

Fiscal 2022 first quarter acquisition, disposition, and restructuring related activities increased 30 percent primarily due to an increase of $11.5 million in transaction–related professional service fees and of $3.3 million in other transaction related costs partially offset by a decrease of $12.3 million in severance and related benefit costs.

Depreciation and amortization expense decreased 41 percent in the first quarter of fiscal 2022 primarily due to a reduction in advertiser relationships amortization expense in our digital and magazine segments.

Income from Operations
The first quarter of fiscal 2022 income from operations was $76.0 million, compared to $78.1 million in the first quarter of fiscal 2021. The decrease in income from operations in the first quarter of fiscal 2022 was primarily due to decreases in political and magazine advertising revenues more than offsetting growth in digital and non-political advertising revenues.

Non-operating Income, net
The first quarter fiscal 2022 non-operating income, net consisted of a pension and other postretirement plans benefit credit of $1.5 million. The first quarter of fiscal 2021 non-operating expense, net related primarily to the gain on the sale of an investment of $3.6 million and a pension and other postretirement plans benefit credit of $2.0 million.

Interest Expense, net
Net interest expense decreased to $38.3 million in the fiscal 2022 first quarter compared with $43.5 million in the prior-year first quarter. Average long-term debt outstanding was $2.8 billion in the first quarter of fiscal 2022 compared with $3.0 billion in the prior-year first quarter. The Company’s approximate weighted average interest rate was 5.6 percent in the first three months of fiscal 2022 compared to 5.7 percent for the first three months of fiscal 2021.

Income Taxes
For the first quarter of fiscal 2022, Meredith recorded tax expense of $14.4 million. This compares to a tax benefit recorded by the Company of $2.1 million for the first quarter of fiscal 2021.

In the first quarter of fiscal 2022, the Company incurred $11.5 million of investment banking, legal, accounting, and other professional fees and expenses related to the pending Gray Merger and Dotdash Merger. The effective tax rate was impacted during the period due to the limited tax deductibility of these merger-related expenses.

In the third quarter of fiscal 2020, the Federal District Court ruled in the Company’s favor on a disputed Internal Revenue Code Section 199 issue for fiscal years 2006 through fiscal 2012. In the first quarter of fiscal 2021, the Department of Justice waived its right to appeal resulting in the finalization of the Federal District Court decision and the release of the associated reserve for uncertain tax positions. As a result of the finalization a tax benefit of $15.2 million was recorded in the first quarter of fiscal 2021.

Net Earnings and Earnings per Common Share
Net earnings were $24.8 million ($0.51 per diluted common share) for the quarter ended September 30, 2021, compared to net earnings of $42.3 million ($0.88 per diluted common share) in the prior-year first quarter. The decrease in net earnings was primarily due to lower income from operations and an increase in income taxes partially offset by reductions in interest expense. Both basic average common shares outstanding and diluted average common shares outstanding increased slightly in the period.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2021	2020	Change
(In millions)
Net earnings	$24.8	$42.3	(41)%
Net cash provided by operating activities	$42.3	$78.9	(46)%
Net cash used in investing activities	(7.8)	(9.0)	(13)%
Net cash used in financing activities	(5.5)	(1.6)	n/m
Effect of exchange rate changes	(0.2)	0.3	n/m
Net increase in cash and cash equivalents	$28.8	$68.6	(58)%
n/m - Not meaningful

	September 30, 2021	June 30, 2021	Change
Cash and cash equivalents	$269.0	$240.2	12%
Total long-term debt	2,790.3	2,791.3	0%

OVERVIEW

Meredith’s primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, and debt repayments) into the foreseeable future. As of September 30, 2021, we had $347.3 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $28.8 million in the first three months of fiscal 2022 compared to an increase of $68.6 million in the first three months of fiscal 2021.

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

Cash provided by operating activities totaled $42.3 million in the first three months of fiscal 2022 compared to $78.9 million in the first three months of fiscal 2021, reflecting lower net earnings due to lower political advertising revenues and higher employee-related payments compared to the prior-year period.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities was $7.8 million in the first three months of fiscal 2022, compared to $9.0 million in the prior-year period. The decrease in cash used in investing activities resulted from a reduction of additions to property, plant, and equipment.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, repurchases of Company stock, and the payment of acquisition-related contingent consideration.

Net cash used in financing activities was $5.5 million in the three months ended September 30, 2021, compared to $1.6 million in the prior-year period. The increase in cash used in financing activities was primarily due to an increase in repurchases of Company stock.

Long-term Debt
At September 30, 2021, total long-term debt outstanding was $2.8 billion consisting of $1.5 billion of term loans under a variable-rate credit facility and $1.3 billion in fixed-rate senior notes.

The variable-rate credit facility includes a senior secured term loan (Term Loan B) and an incremental senior secured term loan (Incremental Term Loan) with $1.1 billion and $404.9 million of aggregate principal outstanding, respectively, and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On September 30, 2021, there were no borrowings outstanding under the revolving credit facility. There were $2.7 million of standby letters of credit issued under the revolving credit facility resulting in availability of $347.3 million at September 30, 2021. The Incremental Term Loan amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, which is in 2025, at which time the remaining principal on the Term Loan B will also mature. The interest rate under the Term Loan B is based on London Interbank Offered Rate (LIBOR) plus 2.50 percent and bore interest at a rate of 2.58 percent at September 30, 2021. The interest rate under the Incremental Term Loan is based on LIBOR plus 4.25 percent with a floor of 1.00 percent for LIBOR and bore interest at a rate of 5.25 percent at September 30, 2021.

Our credit agreement includes a consolidated net leverage ratio financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at September 30, 2021, as we were below the specified utilization level on the revolving credit line. The revolving credit facility was amended in June 2020 to increase the maximum consolidated net leverage ratio during a covenant relief period, which is effective until March 31, 2022, if not sooner terminated by the Company (the Covenant Relief Period). During the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.50 percent. After the Covenant Relief Period, the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.50 percent to 3.00 percent. It also has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid.

The fixed-rate senior notes include the 2026 Senior Notes with $1.0 billion of aggregate outstanding principal and the 2025 Senior Secured Notes with $300.0 million of aggregate outstanding principal. The Senior Notes mature in 2026 and have a fixed interest rate of 6.875 percent per annum. The Senior Secured Notes mature in 2025 and have a fixed interest rate of 6.500 percent per annum. Total outstanding principal is due at the final maturity dates.

Contractual Obligations
As of September 30, 2021, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2021.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $8.5 million in the first three months of fiscal 2022 to repurchase 173,000 shares of common stock at then-current market prices. We spent $0.4 million to repurchase 27,000 shares in the first three months of fiscal 2021. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 173,000 shares of common stock purchased during the first three months of the current fiscal year, 115,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2021, $42.8 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2021.

Capital Expenditures
Investment in property, plant, and equipment totaled $7.8 million in the first three months of fiscal 2022 compared with prior-year first three months’ investment of $9.3 million. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Guarantor Financial Information
The 2026 Senior Notes are general, unsecured, senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint and several basis, by the combined “Guarantor Subsidiaries.” The other subsidiaries (the Non-Guarantor Subsidiaries) of the Company do not guarantee the 2026 Senior Notes.

The 2025 Senior Secured Notes are general, secured, senior obligations of Parent Issuer and are guaranteed on a secured, full, unconditional, joint and several basis, by the Guarantor Subsidiaries. The Non-Guarantor Subsidiaries of the Company do not guarantee the 2025 Senior Secured Notes.

The following financial information presents summarized balance sheet information as of September 30, 2021 and June 30, 2021, and summarized statement of earnings information for the three months ended September 30, 2021, for Meredith Corporation (Parent Issuer) and Guarantor Subsidiaries on a combined basis.

Summarized Combined Balance Sheet	September 30, 2021	June 30, 2021
(In millions)
Assets
Current assets	$1,051.4	$1,074.8
Intercompany receivable due from non-guarantor subsidiaries	—	2,233.8
Intangible assets, net	1,538.5	1,549.5
Goodwill	1,691.7	1,691.7
Other assets	980.1	1,002.7

Liabilities
Current liabilities	769.6	850.9
Intercompany payable due to non-guarantor subsidiaries	25.8	2,308.5
Long-term debt	2,743.5	2,741.9
Other liabilities	1,252.6	1,262.1

Summarized Combined Statement of Earnings	Three months ended September 30, 2021
(In millions)
Revenues	$687.8
Operating expenses	623.5
Net earnings	16.1

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith’s critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2021. As of September 30, 2021, the Company’s critical accounting policies had not changed from June 30, 2021.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2021, goodwill and intangible assets totaled $3.3 billion with $0.8 billion in the digital segment, $1.6 billion in the magazine segment, and $0.9 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 7 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2021, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2022.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management’s current knowledge and estimates of factors affecting the Company’s operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, market conditions, including the availability of debt capital and the terms upon which such debt can be secured, if at all; the impact of the COVID-19 pandemic on the Company, its customers and its suppliers; downturns in global, national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing, and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company’s industries; increases in interest rates; the consequences of acquisitions and/or dispositions; the Company’s ability to comply with the terms of its debt financings; the parties' ability to consummate the previously announced proposed mergers; the conditions to the completion of the transactions, including the receipt of approval of the Company's shareholders; the regulatory approvals required for the proposed mergers not being obtained on the terms expected or on the anticipated schedule; the parties' ability to meet expectations regarding the timing, completion, and accounting and tax treatments of the transactions; and potential inability to retain key employees. Additional risks and uncertainties are described in Meredith’s Form 10-K for the year ended June 30, 2021, which include a more complete description of the risk factors that may affect our results. Such risk factors may be amplified by the COVID-19 pandemic and its potential impact on the Company’s business and the global economy. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Form 10-K for the year ended June 30, 2021, for a more complete discussion of these risks.

Interest Rates
We generally strive to manage our risk associated with interest rate movements by using a combination of variable and fixed-rate debt. At September 30, 2021, Meredith had $1.3 billion outstanding in fixed-rate long-term debt. There were no earnings or liquidity risks associated with the Company’s fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have increased the fair value of the fixed-rate debt of $1.4 billion by $50.9 million at September 30, 2021.

At September 30, 2021, $1.5 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 100-basis point increase in LIBOR would increase annual interest expense by $11.0 million.

Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our credit agreement could be subject to reference rates other than LIBOR.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2021.

Item 4.	Controls and Procedures

Meredith’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to Meredith’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There has been no significant change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting in the quarter ended September 30, 2021.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended June 30, 2021, which was filed with the Securities and Exchange Commission on September 10, 2021.

Risks Relating to the Dotdash Merger

The existence of the pending DotDash Merger could have an adverse effect on our business, revenue, and results of operations.

The announcement and pendency of our agreement for Spin-Co to be acquired by Dotdash may subject us to a number of risks that could adversely affect our business, revenue, and results of operations, including:

•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us, which may result in our results of operations being substantially below the expectations of market analysts;
•difficulties maintaining existing business relationships, including business relationships with significant customers, suppliers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Dotdash Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result;
•that we have incurred and will continue to incur significant expenses related to the Dotdash Merger; and
•that we may be unable to respond effectively to competitive pressures, industry developments, and future opportunities.

Litigation may arise in connection with the Dotdash Merger, which could be costly, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Dotdash Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Dotdash Merger may materially adversely affect our business, results of operations, prospects, and financial condition. Any litigation related to the Dotdash Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company’s repurchases of common stock during the quarter ended September 30, 2021.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
July 1 to July 31, 2021	12,316	$41.65	4,760	$45.2
August 1 to August 31, 2021	82,119	43.76	49,040	43.1
September 1 to September 30, 2021	78,152	56.48	3,939	42.8
Total	172,587		57,739

1	The number of shares purchased includes 4,760 shares in July 2021, 49,040 shares in August 2021, and 3,939 shares in September 2021 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board of Directors.
2	The number of shares purchased includes 7,556 shares in July 2021, 33,079 shares in August 2021, and 74,213 shares in September 2021 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board of Directors.

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

Item 6.	Exhibits

	2.1	Agreement and Plan of Merger, dated as of October 6, 2021, by and among About, Inc., Meredith Corporation, Meredith Holdings Corporation, and IAC/InterActiveCorp, for certain limited purposes set forth therein, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 6, 2021.

	2.2	Amendment and Consent, dated as of October 6, 2021, by and among the Meredith Corporation, Meredith Holdings Corporation, Gray Television, Inc., Gray Hawkeye Stations, Inc., and About, Inc. incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed October 6, 2021.

	3.1	The Company’s Restated Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.

	3.2	The Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

	3.3	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 16, 2020.

	3.4	Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 16, 2020.

	10.1	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and Thomas Harty, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended June 30, 2021.

	10.2	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and John Zieser, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ended June 30, 2021.

	10.3	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and Jason Frierott, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended June 30, 2021.

	10.4	Retention, Assignment, and Acknowledgement Agreement dated August 10, 2021, between Meredith Corporation and Catherine Levene, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended June 30, 2021.

	22	List of Guarantor Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Unaudited pro forma consolidated financial statements and accompanying notes of Meredith Corporation and its subsidiaries related to the transactions contemplated by the Agreement and Plan of Merger with Gray Television, Inc., incorporated herein by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed November 12, 2021.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL (included in Exhibits 101)

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

MEREDITH CORPORATION
Registrant

/s/ Jason Frierott
Jason Frierott
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 12, 2021